Form 10QSB
period 2000-06-30
WHISTLER INC
filed 2000-08-11
CIK 1113580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2000
                         Commission File Number 0-30579

                                 WHISTLER, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  52-2209378
   ------------------------              ------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)


                    12740 Vigilante Road, Lakeside, CA 92040
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2176
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]               No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2000, the registrant had 8,874,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                                 WHISTLER, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                             3 Months       Year
                               Ended        Ended
                              6/30/00      3/31/00
                               -----        -----
CURRENT ASSETS
     CASH                        554        8,400

                               ------------------
TOTAL CURRENT ASSETS             554        8,400

FIXED ASSETS

                               ------------------
NET FIXED ASSETS                   0            0

OTHER ASSETS
     ORGANIZATION COSTS            0            0
     LESS AMORTIZATION             0            0

                               ------------------
TOTAL OTHER ASSETS                 0            0

                               ------------------
TOTAL ASSETS                     554        8,400
                               ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                                         --------------------
TOTAL CURRENT LIABILITIES                                      0            0

LONG TERM LIABILITIES

                                                         --------------------
TOTAL LONG TERM LIABILITIES                                    0            0

                                                         --------------------
TOTAL LIABILITIES                                              0            0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                        8,874        8,874
     20,000,000 shares authorized, 8,874,000 issued
     and outstanding at 6/30/00 and 8,874,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                           8,526        8,526

     BEGINNING RETAINED DEFICIT                           -9,000       -9,000
     NET LOSS                                             -7,846            0

                                                         --------------------
     ENDING RETAINED DEFICIT                             -16,846       -9,000
                                                         --------------------

                                                         --------------------
TOTAL STOCKHOLDERS' EQUITY                                   554        8,400

                                                         --------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                            554        8,400
                                                         ====================

                        SEE NOTES TO FINANCIAL STATEMENTS

                                 WHISTLER, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                                 5/31/94
                                             3 Months        3 Months           Year             Year           (Inception)
                                              Ended            Ended            Ended            Ended              To
                                             6/30/00          6/30/99          3/31/00          3/31/99          6/30/00
REVENUE

                                            -----------------------------------------------------------------------------
TOTAL REVENUE                                       0                0                0                0                0

DIRECT COSTS



                                            -----------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                            0                0                0                0                0

                                            -----------------------------------------------------------------------------
GROSS PROFIT                                        0                0                0                0                0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE            7,846                0                0                0            16846

                                            -----------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                        7,846                0                0                0           16,846


                                            -----------------------------------------------------------------------------
LOSS FROM OPERATIONS                           -7,846                0                0                0          -16,846


OTHER INCOME & EXPENSE


                                            -----------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                        0                0                0                0                0

                                            -----------------------------------------------------------------------------
LOSS BEFORE TAXES                              -7,846                0                0                0          -16,846


                                            -----------------------------------------------------------------------------
NET LOSS                                       -7,846                0                0                0          -16,846
                                            =============================================================================


NET LOSS PER SHARE                            -0.0009              NIL              NIL              NIL          -0.0019


WEIGHTED AVERAGE NUMBER OF COMMON           8,874,000        8,874,000        8,874,000        8,874,000        8,874,000
SHARES OUTSTANDING

                        SEE NOTES TO FINANCIAL STATEMENTS

                                 WHISTLER, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                5/31/94
                                            3 Months    3 Months       Year         Year      (Inception)
                                             Ended        Ended        Ended        Ended          To
                                            6/30/00      6/30/99      3/31/00      3/31/99      6/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                               -7,846            0            0            0      -16,846

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                          0            0            0            0        9,000


                                            ----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES       -7,846            0            0            0       -7,846

CASH FLOWS FROM INVESTING ACTIVITIES             0            0            0            0            0

CASH FLOWS FROM FINANCING ACTIVITIES             0            0            0            0         8400


                                            ----------------------------------------------------------
NET INCREASE (DECREASE                      -7,846            0            0            0          554

CASH BEGINNING OF PERIOD                     8,400         8400         8400         8400            0

                                            ----------------------------------------------------------
CASH END OF PERIOD                             554        8,400        8,400        8,400          554

                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2000 and 1999, and the results of operations and cash flows for the three months ended June 30, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to June 30, 2000. The accompanying financial statements have been adjusted as of June 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the three months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

3.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Delaware on May 31, 1994. The Company is a development stage company and has not conducted any business activities to date.

The Company has selected March 31st as its fiscal year end.

4.      Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

NOTES TO FINANCIAL STATEMENTS


6.      Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


PART    1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $7846 through June 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The business plan requires the Company during the first two quarters to raise capital of $10,000,000 through the sale of common stock in a private placement. During the fourth quarter, after raising capital, the Company intends to utilize subcontract manufacturers in California to begin production of its proprietary grease and food waste recycling system for sale in California. The Company intends to expend $2,500,000 for subcontractor production of its proprietary grease and food waste recycling system, $100,000 for a marketing manager, $90,000 for two salesmen, $30,000 for two office clerical employees, $20,000 for set-up and maintenance of the Company's web site, $500,000 for advertising, $50,000 for purchase of computers and fixed assets, and $75,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by obtaining an exclusive licence for the use of the grease and food by-products reprocessing system proprietary design, registering its Internet domain name greaserecyle.com on the Internet, and opening its own web page on the Internet. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in Lakeside, California, and begin production and marketing of its trade secret grease and food waste reprocessing product. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated time for subcontractors to manufacture its trade secret grease and food waste reprocessing product, and a shortfall of funding due to the Company's

NOTES TO FINANCIAL STATEMENTS

inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.



PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K: None

ITEM 6: Exhibits and Reports on 8-K:

              a)     Exhibit # 27.1, "Financial Data Schedule"

              b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Whistler, Inc.




                                    /s/ Daniel Stonesifer
        Dated: August 10, 2000      -----------------------------------
                                    Daniel Stonesifer
                                    President and Chief Executive Officer