Form 10QSB
period 2000-09-30
WHISTLER INC
filed 2000-10-19
CIK 1113580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2000
                         Commission File Number 0-30579

                                 WHISTLER, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                52-2209378
              --------                                ----------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

                    12740 Vigilante Road, Lakeside, CA 92040
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2176
                                 --------------
              (Registrant's telephone number, including area code)


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

As of September 30, 2000, the registrant had 8,874,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                 WHISTLER, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                    6 Months       Year
                                 ASSETS                              Ended        Ended
                                                                    9/30/00      3/31/00
CURRENT ASSETS
  CASH                                                                 149       8,400
                                                                   -------------------
TOTAL CURRENT ASSETS                                                   149       8,400

FIXED ASSETS
                                                                   --------------------
NET FIXED ASSETS                                                         0           0

OTHER ASSETS
  ORGANIZATION COSTS                                                     0           0
  LESS AMORTIZATION                                                      0           0
                                                                   -------------------
TOTAL OTHER ASSETS                                                       0           0
                                                                   -------------------
TOTAL ASSETS                                                           149       8,400
                                                                   ===================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                                   ------------------
TOTAL CURRENT LIABILITIES                                                0          0

LONG TERM LIABILITIES
                                                                   ------------------
TOTAL LONG TERM LIABILITIES                                              0          0
                                                                   --------------------

TOTAL LIABILITIES                                                        0          0

STOCKHOLDERS' EQUITY

  COMMON STOCK - $.001 par value                                     8,874      8,874
  20,000,000 shares authorized, 8,874,000 issued
  and outstanding at 9/30/00 and 8,874,000
  issued and outstanding at 3/31/00

  ADDITIONAL PAID IN  CAPITAL                                        8,526      8,526

  BEGINNING RETAINED DEFICIT                                        -9,000     -9,000
  NET LOSS                                                          -8,251          0
                                                                   ------------------
  ENDING RETAINED DEFICIT                                          -17,251     -9,000
                                                                   ------------------
TOTAL STOCKHOLDERS' EQUITY                                             149      8,400
                                                                   ------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                      149      8,400
                                                                   ==================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                 WHISTLER, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED

                                                                                                                      5/31/94
                                              6 Months     6 Months    3 Months    3 Months   Year       Year       (Inception)
                                               Ended        Ended        Ended      Ended     Ended      Ended          To
                                              9/30/00      9/30/99     6/30/00     6/30/99   3/31/00    3/31/99      9/30/00
REVENUE
                                            -----------------------------------------------------------------------------------
TOTAL REVENUE                                       0            0            0          0         0          0            0

DIRECT COSTS
                                            -----------------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                            0            0            0          0         0          0            0
                                            -----------------------------------------------------------------------------------
GROSS PROFIT                                        0            0            0          0         0          0            0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE              405            0        8,251          0         0          0       17,251
                                            -----------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                          405            0        8,251          0         0          0       17,251
                                            -----------------------------------------------------------------------------------
LOSS FROM OPERATIONS                             -405            0       -8,251          0         0          0      -17,251

OTHER INCOME & EXPENSE

                                            -----------------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                        0            0            0          0         0          0            0
                                            -----------------------------------------------------------------------------------
LOSS BEFORE TAXES                                -405            0       -8,251          0         0          0      -17,251
                                            -----------------------------------------------------------------------------------
NET LOSS                                         -405            0       -8,251          0         0          0      -17,251
                                            ===================================================================================

NET LOSS PER SHARE                                NIL          NIL      -0.0009        NIL       NIL        NIL      -0.0019

WEIGHTED AVERAGE NUMBER OF COMMON           8,874,000    8,874,000    8,874,000  8,874,000 8,874,000  8,874,000    8,874,000
SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                                 WHISTLER, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED

                                                                                                                    5/31/94
                                             6 Months     6 Months    3 Months    3 Months   Year       Year      (Inception)
                                              Ended        Ended        Ended      Ended     Ended      Ended          To
                                             9/30/00      9/30/99     6/30/00    6/30/99   3/31/00    3/31/99      9/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                      -405            0      -8,251           0         0          0       -17,251

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
  ISSUE COMMON STOCK                               0            0           0           0         0          0         9,000
                                           -----------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES           -405            0      -8,251           0         0          0        -8,251

CASH FLOWS FROM INVESTING ACTIVITIES               0            0           0           0         0          0             0

CASH FLOWS FROM FINANCING ACTIVITIES               0            0           0           0         0          0          8400
                                           -----------------------------------------------------------------------------------
NET INCREASE (DECREASE)                         -405            0      -8,251           0         0          0           149

CASH BEGINNING OF PERIOD                         554         8400       8,400        8400      8400       8400             0
                                           -----------------------------------------------------------------------------------
CASH END OF PERIOD                               149        8,400         149       8,400     8,400      8,400           149


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2000 and 1999, and the results of operations and cash flows for the six months ended September 30, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to September 30, 2000. The accompanying financial statements have been adjusted as of September 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.        INTERIM REPORTING

The results of operations for the six months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2000.

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


PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $8251 through September 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

Management has made initial progress in implementing its business plan by obtaining an exclusive licence for the use of the grease and food by-products reprocessing system proprietary design, registering its Internet domain name greaserecyle.com on the Internet, and opening its own web page on the Internet. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in Lakeside, California, and begin production and marketing of its trade secret grease and food waste reprocessing product. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated time for subcontractors to manufacture its trade secret

NOTES TO FINANCIAL STATEMENTS

grease and food waste reprocessing product, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.


PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a) Exhibit #27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Whistler, Inc.


                                  /s/ Daniel Stonesifer
        Dated: October 17, 2000   ----------------------------------------------
                                  Daniel Stonesifer
                                  President and Chief Executive Officer