Form 10QSB
period 2000-12-31
WHISTLER INC
filed 2001-02-02
CIK 1113580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000
                         Commission File Number 0-30579

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

                    12740 Vigilante Road, Lakeside, CA 92040
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

As of December 31, 2000, the registrant had 8,874,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                                 WHISTLER, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS


                                                       9 Months     Year
                                                        Ended       Ended
                                                       12/31/00    3/31/00
                                                       --------    -------
CURRENT ASSETS
                                                       -------     ------
     CASH                                                   89      8,400
                                                       -------     ------
TOTAL CURRENT ASSETS                                        89      8,400
FIXED ASSETS
                                                       -------     ------
NET FIXED ASSETS                                             0          0
OTHER ASSETS
     ORGANIZATION COSTS                                      0          0
     LESS AMORTIZATION                                       0          0
                                                       -------     ------
TOTAL OTHER ASSETS                                           0          0
                                                       -------     ------
TOTAL ASSETS                                                89      8,400
                                                       =======     ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                       -------     ------
TOTAL CURRENT LIABILITIES                                    0          0
LONG TERM LIABILITIES
                                                       -------     ------
TOTAL LONG TERM LIABILITIES                                  0          0
                                                       -------     ------
TOTAL LIABILITIES                                            0          0
STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                      8,874      8,874
     20,000,000 shares authorized,
     8,874,000 issued and outstanding
     at 12/31/00 and 8,874,000 issued
     and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                         8,526      8,526
     BEGINNING RETAINED DEFICIT                         -9,000     -9,000
     NET LOSS                                           -8,311          0
                                                       -------     ------
     ENDING RETAINED DEFICIT                           -17,311     -9,000
                                                       -------     ------
TOTAL STOCKHOLDERS' EQUITY                                  89      8,400
                                                       -------     ------
TOTAL LIAB & STOCKHOLDERS' EQUITY                           89      8,400
                                                       =======     ======

                       SEE NOTES TO FINANCIAL STATEMENTS

                                 WHISTLER, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED

                                                                                                                           5/31/94
                                          3 Months    3 Months                                  Year          Year       (Inception)
                                           Ended       Ended        YTD           YTD           Ended         Ended          To
                                          12/31/00    12/31/99    12/31/00      12/31/99       3/31/00       3/31/99      12/31/00
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
REVENUE
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
TOTAL REVENUE                                     0           0           0             0             0             0             0
DIRECT COSTS
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
TOTAL COST OF GOODS SOLD                          0           0           0             0             0             0             0
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
GROSS PROFIT                                      0           0           0             0             0             0             0
EXPENSES
GENERAL, SELLING, AND ADMINISTRATIVE             60           0       8,311             0             0             0        17,311
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
TOTAL OPERATING EXPENSES                         60           0       8,311             0             0             0        17,311
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
LOSS FROM OPERATIONS                            -60           0      -8,311             0             0             0       -17,311
OTHER INCOME & EXPENSE
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
TOTAL OTHER INCOME & EXPENSE                      0           0           0             0             0             0             0
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
LOSS BEFORE TAXES                               -60           0      -8,311             0             0             0       -17,311
                                          ---------   ---------   ---------     ---------     ---------     ---------     ---------
NET LOSS                                        -60           0      -8,311             0             0             0       -17,311
                                          =========   =========   =========     =========     =========     =========     =========

NET LOSS PER SHARE                              NIL         NIL     -0.0009           NIL           NIL           NIL       -0.0020

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 8,874,000   8,874,000   8,874,000     8,874,000      8,874,000    8,874,000     8,874,000


                       SEE NOTES TO FINANCIAL STATEMENTS

                                 WHISTLER, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED

                                                                                                                        5/31/94
                                          3 Months     3 Months                                 Year         Year      (Inception)
                                            Ended       Ended         YTD           YTD         Ended        Ended         To
                                          12/31/00     12/31/99     12/31/00      12/31/99     3/31/00      3/31/99     12/31/00
                                          --------     --------     --------      --------     -------      -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                  -60            0       -8,311            0            0            0      -17,311
ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                          0            0            0            0            0            0        9,000
                                             -----        -----       ------        -----        -----        -----      -------
NET CASH USED IN OPERATING ACTIVITIES          -60            0       -8,311            0            0            0       -8,311
CASH FLOWS FROM INVESTING ACTIVITIES             0            0            0            0            0            0            0
CASH FLOWS FROM FINANCING ACTIVITIES             0            0            0            0            0            0        8,400
                                             -----        -----       ------        -----        -----        -----      -------
NET INCREASE (DECREASE)                        -60            0       -8,311            0            0            0           89
CASH BEGINNING OF PERIOD                       149        8,400        8,400        8,400        8,400        8,400            0
                                             -----        -----       ------        -----        -----        -----      -------
CASH END OF PERIOD                              89        8,400           89        8,400        8,400        8,400           89


                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations and cash flows for the nine months ended December 31, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to December 31, 2000. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the nine months ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000.

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


PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $8311 through December 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

NOTES TO FINANCIAL STATEMENTS

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


PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                        a) No reports on Form 8-K were filed during the
                           fiscal quarter ended December 31, 2000

                                   SIGNATURES
                                -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Whistler, Inc.


                                    /s/ Daniel Stonesifer
        Dated: January 29, 2001     --------------------------------------------
                                    Daniel Stonesifer
                                    President and Chief Executive Officer