Form 10KSB40
period 2001-03-31
WHISTLER INC
filed 2001-07-02
CIK 1113580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-30579

                                  WHISTLER, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               52-2209378
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization)                               Identification No.)

                              12740 Vigilante Road
                           Lakeside, California 92040
                    (Address of Principal Executive Offices)

                                 (619) 692-2176
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending March 31, 2001): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2001: $600,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of June 21, 2001

Common Stock, $.001 par value              4,284,000

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

     General

     Whistler, Inc., which currently trades on the OTC Bulletin Board under the symbol "WSLR" (referred to in this Form 10-KSB as "WSLR"), was incorporated in Delaware on May 31, 1994. WSLR was initially formed for the purpose of developing the output and value of recoverable products for the grease and food waste recycling-processing industry.

     Prior Fiscal Years

     During the prior fiscal years of 1997 through 2000, WSLR had primarily been involved in the research, development and acquisition of a proprietary grease and food waste reprocessing system (the "Grease and Food Waste Reprocessing System"). The Grease and Food Waste Reprocessing System had been designed for grease and food waste treatment, sterilization and component separation to increase usable liquid yellow grease retrieval, grade oil products, and the salvage of 90% of food waste for commercial recycling by the grease and food by-products reprocessing industry. WSLR intended to become a major supplier of its Grease and Food Waste Reprocessing System to the food by-products and grease reprocessing industry in the United States. The then management of WSLR intended to sell the Grease and Food Waste Reprocessing System and associated recycling equipment to food waste reprocessors and commercial manufacturers of grease and food waste recycling systems, and to charge annual license fees for use of the system. The Grease and Food Waste Reprocessing System was considered an important intellectual property and integral component of WSLR's business operations.

     WSLR and Daniel Stonesifer and James Whitley (the then directors and officers of WSLR) entered into an exclusive license agreement dated August 25, 1997 and amended October 1, 2000 (the "License Agreement"). Pursuant to the terms of the License Agreement, Messrs. Stonesifer and Whitley granted to WSRL for a period of ten years the exclusive rights within the United States and throughout the world to (i) the development, manufacturing, marketing, sale, sublicensing and any and all other usages of products, and (ii) the "know-how", secret processes, formulas, trade secrets, engineering, design and operating information relating to the Grease and Food Waste Reprocessing System. In consideration for the grant of license, WSLR issued an aggregate of 88,000 shares of its restricted common stock to Messrs. Stonesifer and Whitley, which was subject to a forward stock-split of 51 to 1 resulting in an aggregate issuance of 4,488,000 shares.

     During fiscal years 1998 through 2000, WSLR made some progress in the implementation of its marketing plan by registering an Internet domain name, opening a webpage site, and attempting to raise capital through the sale of its common stock in private placement offerings for operating expenses. However, due to lack of adequate funding, WSLR was unable to successfully market its Grease and Food Waste Reprocessing System. During these fiscal years, WSLR recognized no revenues. As a result, quarterly financials reflected substantial losses.

RECENT AND CURRENT BUSINESS DEVELOPMENTS

     New Management

     At a special meeting of the board of directors held on April 24, 2001, the then officers and directors of WSRL resigned their respective positions and new management was implemented. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act". As of the date of the respective resignations, Messrs. Stonesifer and Whitley were each the record holder of an aggregate of 2,295,000 shares of common stock of WSLR, representing an aggregate 4,590,000 shares of common stock and an aggregate ownership equity interest of approximately 51.7%. On April 24, 2001, Messrs. Stonesifer and Whitley surrendered their stock certificates evidencing 2,295,000 shares of common stock, respectively, to WSLR. Such stock certificates were cancelled by WSLR. As a result of the surrender and cancellation of the stock certificates evidencing an aggregate of 4,590,000 shares of common stock, which represented approximately 51.7% of the issued and outstanding shares of common stock, there was a change in control of the WSLR. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     On approximately April 25, 2001, WSRL received notice from Messrs. Stonesifer and Whitley that the License Agreement was terminated pursuant to paragraph 8.2 due to a potential change in the control of WSLR, and the potential subsequent issuances of securities by WSLR. The notice further provided that WSLR relinquished any and all contractual rights under the License Agreement to the Grease and Food Waste Reprocessing System, its associated products and related "know-how", trade secrets and other technical information related thereto.

     Therefore, as of April 24, 2001, current management of WSLR became engaged in the process of terminating business operations relating to the Grease and Food Waste Reprocessing System.

     Current Business Operational Focus

     As of the date of this Annual Report, the current management of WSLR is directing the business operations of WSLR towards the entertainment industry. Management may consider business marketing operations in the entertainment industry, which include consulting services to film, television, multimedia and gaming companies. Management of WSLR is currently undertaking and will continue to undertake research relating to prospective new business endeavors. This research will generally result in WSLR entering into business operations that are not in the grease and food waste reprocessing industry.

     Intelliscape Interactive Corp.

     On February 22, 2001, WSLR entered into a letter agreement (the "Letter Agreement") with Intelliscape Interactive Corp. ("Intelliscape") to acquire 100% of the issued and outstanding shares of common stock of Intelliscape. Intelliscape is a provider of high quality services for the digital media industry. Intelliscape provides media services such as 2D and 3D animation, digital special effects for film and television, flash animation, and programming and development of interactive games.

     The acquisition of Intelliscape by WSLR would have been in exchange for issuance of shares of restricted common stock of WSLR valued in the aggregate at approximately $250,000.00. The Letter Agreement further provided that additional shares of restricted common stock may be issued by WSLR to Intelliscape valued in the aggregate at approximately $750,000 in the event Intelliscape introduces additional products and/or develops commercial successful products.

     On June 5, 2001, the board of directors of WSLR determined that it does not consider the acquisition by WSLR of 100% of the issued and outstanding shares of Intelliscape a probable event, and thus has terminated discussions with Intelliscape regarding such acquisition based upon the results of WSLR's due diligence, which involved review of Intelliscape's financial statements, corporate books and records and other documentation.

     HLMT Networks Alliance

     On approximately May 3, 2001, WSLR formed an alliance with Stargate Digital of Pasadena, California, to launch a digital film studio in Vancouver, British Columbia, Canada. Management of WSLR believes that such an alliance will provide WSLR with customized web solutions to assist WSLR in capitalizing on its marketing and business plan and further developing its business goals. Management believes that such an alliance will provide end-to-end e-business and e-commerce solutions, create new revenue sources, reduce operating costs and improve its communications strategy via the Internet.

     Other Business Ventures

     As of the date of this Annual Report, management of WSLR is currently undertaking and will continue to undertake research relating to prospective new business endeavors. This research will generally result in WSLR entering into business operations that are not in the grease and food waste reprocessing industry.

ITEM 2. DESCRIPTION OF PROPERTIES

     Except as described above, WSLR does not own any other real estate or other properties. WSLR leases office space and its offices are located at 12740 Vigilante Road, Lakeside, California 92040.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving WSLR or its properties. No director, officer or affiliate of WSLR is (i) a party adverse to WSLR in any legal proceedings, or (ii) has an adverse interest to WSLR in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against WSLR or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders of WSLR for their approval during fiscal year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Whistler, Inc.'s common stock is traded on the OTC Bulletin Board under the symbol "WSLR". The common stock commenced trading on the OTC Bulletin Board on approximately July 17, 2000. The market for WSLR's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to WSLR's common stock since the date of commencement of trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                         FISCAL YEAR ENDED
                          --------------------------------------------------
                                           MARCH 31, 2001
                          --------------------------------------------------
                                        HIGH BID    LOW BID
                          --------------------------------------------------

First Quarter*                           $ ---       $ ---
Second Quarter                           $ ---       $ ---
Third Quarter                            $ ---       $ ---
Fourth Quarter                           $2.00       $0.40

*Represents first quarter ended as of June 30, 2000, second quarter ended as of September 30, 2000, third quarter ended as of December 31, 2000 and fourth quarter ended as of March 31, 2001. For fiscal year ended March 31, 2002 and the first quarter ended as of June 30, 2001, the high bid and low bid were $0.__ and $0.__, respectively.

HOLDERS

     As of June 26, 2001, WSLR had approximately 64 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the board of directors of WSLR on its common stock. WSLR's losses do not currently indicate the ability to pay any cash dividends, and WSLR does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Statements made in this Form 10-kSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. WSLR intends that such forward-looking statements be subject to the safe harbors for such statements. WSLR wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of WSLR that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. WSLR disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

     The following discussions of the results of operations and financial position of WSLR should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

GENERAL

     WSLR is currently engaged in providing production services to the entertainment industry. Management intends to direct WSLR's business marketing model within the entertainment industry to include providing consulting services to film, television, multimedia and gaming companies. As of the date of this Annual Report, WSLR has not generated revenues from operations. During the prior fiscal years, WSLR primarily was involved in the research, development and testing of its proprietary grease and food waste reprocessing system (the "Grease and Food Waste Reprocessing System"), designed for grease and food waste treatment, sterilization and component separation to increase usable liquid yellow grease retrieval, grade oil products, and the salvage of 90% of food waste for commercial recycling by the grease and food by-products reprocessing industry. During those prior fiscal years, WSLR relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors.

     As of the date of this Annual Report, management has identified certain business opportunities that it plans to pursue pertaining to the entertainment industry. Management intends to continue its search for other business opportunities in other industries.

RESULTS OF OPERATION

     For Fiscal Year Ended March 31, 2001 compared with Fiscal Year Ended March 31, 2000

     WSLR's net losses for fiscal year ended March 31, 2001 were approximately $8,400 compared to a net loss of approximately $-0- for fiscal year ended March 31, 2000. During both fiscal years ended March 31, 2001 and 2000, respectively, WSLR recorded no income.

     During fiscal year ended March 31, 2001, WSLR recorded operating expenses of $8,400 compared to $-0- of operating expenses recorded during fiscal year ended March 31, 2000. General and administrative expenses comprised all of WSLR's operating expenses, which generally include corporate overhead, administrative salaries, selling expenses, consulting costs and professional fees. General and administrative expenses increased during fiscal year ended March 31, 2001 as compared to fiscal year ended March 31, 2000 primarily due to increased research of business opportunities.

     As discussed above, the net loss incurred during fiscal year ended March 31, 2001 is attributable primarily to the increase in research of business opportunities. WSLR's net earnings (losses) during fiscal year ended March 31, 2001 were approximately ($8,400) or ($0.002) per common share. The weighted average number of diluted shares outstanding were 8,874,000 for fiscal year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     For Fiscal Year Ended March 31, 2001 and 2000

     WSLR's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should WSLR be unable to continue in operations.

     As of the date of this Annual Report, there is substantial doubt regarding WSLR's ability to continue as a going concern as WSLR has not generated sufficient cash flow to fund its business operations. WSLR's future success and viability, therefore, are dependent upon WSLR's ability to identify, acquire and successfully develop and manage certain business opportunities, and to continue to generate capital financing. Management is optimistic that WSLR will be successful in its capital raising efforts; however, there can be no assurance that WSLR will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon WSLR and its shareholders.

     From the date of this Annual Report, management believes that WSLR can satisfy its cash requirements for approximately the next four months based on its ability to obtain advances from certain investors and related investors, if necessary.

     As of March 31, 2001, WSLR's assets were $ -0- and its liabilities were $ -0-. The decrease in assets in fiscal year ended March 31, 2001 from fiscal year ended March 31, 2000 was due primarily to increased expenditures during research of business opportunities.

MATERIAL COMMITMENTS

     As of the date of this Annual Report, there are no material commitments pertaining to WSLR and its proposed business operations.

AUDIT COMMITTEE

     As of the date of this Annual Report, WSLR has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of WSLR. When established, the audit committee's primary function will be to provide advice with respect to IGCO's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor WSLR's financial reporting process and internal control system; (ii) review and appraise the audit efforts of WSLR's independent accountants; (iii) evaluate WSLR's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

     Audit Fees

     As of the date of this Annual Report, WSLR has incurred $4,000 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of WSLR's audited financial statements for fiscal year ended March 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

     Independent Auditor's Report dated May 31, 2001.
     Balance Sheet for fiscal years ended March 31, 2001 and March 31, 2000. Statements of Operations for fiscal years ended March 31, 2001 and
      March 31, 2000, and from inception (May 31, 1994) to March 31, 2001. Statements of Cash Flows for fiscal years ended March 31, 2001 and March
      31, 2000, and from inception (May 31, 1994) to March 31, 2001. Statements of Stockholders' Equity for the period from March 31, 1997 to
      March 31, 2001.
     Notes to Financial Statements for March 31, 2001.

                                 LABONTE & CO.
                   -----------------------------------------
                    C H A R T E R E D A C C O U N T A N T S
                   -----------------------------------------



1205 - 1095 West Pender Street
Vancouver, BC  Canada
V6E 2M6
Telephone (604) 682-2778
Facsimile (604) 689-2778
Email rjl@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Whistler, Inc.

We have audited the balance sheet of Whistler, Inc. (a development stage company) as at March 31, 2001 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at March 31, 2000 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated April 5, 2000.

                                                           /s/ "LaBonte & Co."
                                                           -------------------
                                                           "LaBonte & Co."


                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C.
May 31, 2001


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated May 31, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                           /s/ "LaBonte & Co."
                                                           -------------------
                                                           "LaBonte & Co."


                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
May 31, 2001



                                   WHISTLER, INC.

                            (A Development Stage Company)

                                   BALANCE SHEETS


                                                                 March 31,   March 31,
                                                                   2001        2000
                                                                 --------    --------
                                       ASSETS

CURRENT ASSETS
   Cash                                                          $   --      $  8,400
                                                                 --------    --------

                                                                 $   --      $  8,400
                                                                 ========    ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                      $   --      $   --
                                                                 --------    --------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 20,000,000 shares authorized
      8,874,000 shares issued and outstanding                       8,874       8,874
   Additional paid-in capital                                       8,526       8,526
   Deficit accumulated during the development stage               (17,400)     (9,000)
                                                                 --------    --------

                                                                     --         8,400
                                                                 --------    --------

                                                                 $   --      $  8,400
                                                                 ========    ========


      The accompanying notes are an integral part of these financial statements




                                  WHISTLER, INC.

                           (A Development Stage Company)

                             STATEMENTS OF OPERATIONS



                                             Year ended    Year ended   May 31, 1994
                                              March 31,     March 31,  (inception) to
                                                2001          2000     March 31, 2001
                                             ----------    ----------  --------------

GENERAL AND ADMINISTRATIVE EXPENSES          $    8,400    $     --      $   17,400
                                             ----------    ----------    ----------

NET LOSS FOR THE PERIOD                      $    8,400    $     --      $   17,400
                                             ==========    ==========    ==========


BASIC NET LOSS PER SHARE                     $  0.002      $    0.002
                                             ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    8,874,000     8,874,000
                                             ==========    ==========




     The accompanying notes are an integral part of these financial statements



                                                     WHISTLER, INC.

                                              (A Development Stage Company)

                                            STATEMENT OF STOCKHOLDERS' EQUITY

                                  FOR THE PERIOD FROM MARCH 31, 1997 TO MARCH 31, 2001

                                                                                                       Deficit
                                                                                                      accumulated
                                                                                         Additional   during the
                                                                 Number of                Paid In     development
                                                                  shares       Amount     Capital       stage        Total
                                                                 ---------   ---------   ---------    ---------    ---------

Balance, March 31, 1997                                              2,000   $    --     $     200    $    (200)   $    --

Issuance of $.00001 par value common stock for license              88,000           1       8,799         --          8,800
agreement at $.10 per share - August 25, 1997

Issuance of $.00001 par value common stock for cash at
$.10 per share - January 31, 1998                                   84,000           1       8,399         --          8,400

Net loss for the year ended March 31, 1998                            --          --          --         (8,800)      (8,800)
                                                                 ---------   ---------   ---------    ---------    ---------

Balance, March 31, 1998                                            174,000           2      17,398       (9,000)       8,400

Net loss for the year ended March 31, 1999                            --          --          --           --           --
                                                                 ---------   ---------   ---------    ---------    ---------

Balance, March 31, 1999                                            174,000           2      17,398       (9,000)       8,400

Change in par value from  $.00001 to $.001 - October 28, 1999         --           172        (172)        --           --

Forward stock split, 51 for 1 - February 1, 2000                 8,700,000       8,700      (8,700)        --           --

Net loss for the year ended March 31, 2000                            --          --          --           --           --
                                                                 ---------   ---------   ---------    ---------    ---------

Balance, March 31, 2000                                          8,874,000       8,874       8,526       (9,000)       8,400

Net loss for the year ended March 31, 2001                            --          --          --         (8,400)      (8,400)
                                                                 ---------   ---------   ---------    ---------    ---------

Balance, March 31, 2001                                          8,874,000   $   8,874   $   8,526    $ (17,400)   $    --
                                                                 =========   =========   =========    =========    =========



                        The accompanying notes are an integral part of these financial statements



                                                 WHISTLER, INC.

                                          (A Development Stage Company)

                                            STATEMENTS OF CASH FLOWS

                                                                                                         May 31, 1994
                                                                             Year ended    Year ended   (inception) to
                                                                              March 31,     March 31,      March 31,
                                                                               2001           2000           2001
                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $ (8,400)      $   --         $(17,400)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash expenses                                                            --             --            8,800
                                                                             --------       --------       --------
  - net changes in working capital items                                       (8,400)          --           (8,600)
                                                                             --------       --------       --------

CASH USED IN OPERATING ACTIVITIES                                              (8,400)          --           (8,600)
                                                                             --------       --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds on sale of common stock                                           --             --            8,600
                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES                                             --             --            8,600
                                                                             --------       --------       --------

INCREASE (DECREASE) IN CASH                                                    (8,400)          --             --

CASH, BEGINNING OF PERIOD                                                       8,400          8,400           --
                                                                             --------       --------       --------

CASH, END OF PERIOD                                                          $   --         $  8,400       $   --
                                                                             ========       ========       ========



                    The accompanying notes are an integral part of these financial statements



                                 WHISTLER, INC.

                         (An Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The company was incorporated under the Laws of the State of Delaware on May 31, 1994. The Company is in the development stage and accordingly no revenues have been generated since inception and the Company is currently investigating business opportunities. The Company's continuance of operations and movement into an operating basis are contingent on raising additional capital in order to acquire and develop a new business venture. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. There are no dilutive securities outstanding.

Stock-Based Compensation
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                 WHISTLER, INC.

                         (An Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

Recent Accounting Pronouncements
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company determined that the implementation of this standard does not have a material impact on its financial statements.


NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 20,000,000 common shares with a par value of $0.001 per share.

To March 31, 2001, the Company has not granted any stock options.


NOTE 4 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases.


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Concentration of Credit Risk
The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.


NOTE 6 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

On August 25, 1997 the Company issued 88,000 shares (4,488,000 post-split shares) of common stock to two directors and officers who were controlling shareholders of the Company in connection with a license agreement. The license was not pursued by the Company and was terminated by the licensors during April 2001. The licensors resigned as directors and officers and surrendered their shares which were returned to treasury to be cancelled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 6, 2001, the board of directors of WSLR made a decision to terminate the services of its principal independent accountant, S.W. Hatfield, CPA ("SWH"). The termination of SWH resulted from a business decision made by management of WSLR that it would be in the best interests of WSLR to engage the services of an independent accountant which has a current relationship with other companies associated with WSLR's management. On June 7, 2001, WSLR received an acknowledgement from SWH regarding SWH's termination.

     On February 19, 2001, WSLR had been notified of the death of its principal independent accountant, Barry Friedman ("Friedman"). Therefore, on February 20, 2001, the board of directors of WSLR had approved the engagement of SWH as WSLR's principal independent accountant.

     During the period of its engagement, SWH did not perform any services related to WSLR's audited financial statements. SWH had, however, substantially completed its field work for the audit of the financial statements of WSLR for the fiscal year ended March 31, 2001. Accordingly, SWH cannot comment and has no opinion as to whether WSLR had any disagreements with SWH which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SWH, would have caused SWH to make reference to the subject matter of the disagreements in connection with its reports.

     During WSLR's two most recent fiscal years and any subsequent interim period preceding the death of Friedman, there were no disagreements with Friedman which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with his reports. Friedman, as WSLR's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to WSLR's financial statements, nor modify his opinion as to uncertainty, audit scope or accounting principles.

     On June 8, 2001, the board of directors of WSLR approved and authorized the engagement of LaBonte & Co., Chartered Accountants, #1205 - 1095 West Pender Street, Vancouver, British Columbia V6E 2M6 as the principal independent accountant for WSLR.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of WSLR are as follows:

Name                         Age                     Position with WSLR
----                         ---                     ------------------

James Bunyan                 54                      Director and
                                                     President/Secretary

Douglas Robert Hickey        45                      Director and Treasurer


     JAMES BUNYAN has been a director and the President/Secretary of WSLR since April 24, 2001. Mr. Bunyan is a citizen of Great Britain, and for the past five years has been involved as a corporate development specialist. Mr. Bunyan has extensive experience involving companies within a broad range of the industrial and commercial sectors. Mr. Bunyan has provided strategic business planning for such companies, which has included mergers, acquisitions and fundraising.

     DOUGLAS ROBERT HICKEY has been a director and the Treasurer of WSLR since April 24, 2001. Mr. Hickey is a citizen of Canada, residing in Vancouver, British Columbia. For the past five years, Mr. Hickey has been involved in the development of several public companies and has worked in the area of international finance and corporate development. Mr. Hickey also has extensive knowledge of the computer graphics and software industries, and is a close associate of a graphics marketing firm.

SECTION 16 OF THE EXCHANGE ACT

     Section 16(a) of the 1934 Securities Exchange Act, as amended (the "Exchange Act") requires WSLR's directors and officers, and the persons who beneficially own more than ten percent of the common stock of WSLR, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to VATL pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by WSLR and on the representations of the reporting persons, WSLR believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

     As of the date of this Annual Report, the officers and directors of WSLR do not receive any compensation for their roles as directors or officers. Officers and directors of WSLR are reimbursed for any out-of-pocket expenses incurred by them on behalf of WSLR. The board of directors of WSLR reserves the right to determine the timing of remuneration for officers, directors and key personnel of WSLR based upon such factors as positive cash flow, stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, and cash balance. As of the date of this Annual Report, WSLR cannot accurately estimate when sufficient revenues will occur to implement any compensation plan.

     There are no contractual relations between WSLR and its officers and directors relating to employment or other services.

SUMMARY COMPENSATION TABLE

                        Annual Compensation    Awards      Payouts
                        -------------------  ----------    -------
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
-----------------          ------   -----   -----    ---   -------  ----  -----

                 (1)
Daniel Stonesifer   1999     0        0       0       0       0      0      0
Pres./Director      2000     0        0       0       0       0      0      0
                    2001     0        0       0       0       0      0      0

             (1)
James Whitley       1999     0        0       0       0       0      0      0
Director            2000     0        0       0       0       0      0      0
                    2001     0        0       0       0       0      0      0

James Bunyan        2001     0        0       0       0       0      0      0

Douglas Hickey      2001     0        0       0       0       0      0      0

     (1) During fiscal year 1994, WSLR issued to each of Messrs. Stonesifer and Whitley 1,000 shares of restricted common stock for services provided relating to the start-up of WSLR. During fiscal year 1997, WSLR issued to each of Messrs. Stonesifer and Whitley 44,000 shares of restricted common stock pursuant to the terms and provisions of the License Agreement. On February 1, 2000, WSLR issued to each of Messrs. Stonesifer and Whitley 2,295,000 shares of restricted common stock pursuant to the forward stock split of 51 to 1. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of WSLR pursuant to any written plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On April 24, 2001, the board of directors of WSLR accepted the resignation of Mr. Daniel Stonesifer as a director and the president/secretary of WSLR and the resignation of Mr. James D. Whitley as a director and the treasurer of WSLR, both effective April 24, 2001. As of the date of the respective resignations, Messrs. Stonesifer and Whitley were each the record holder of 2,295,000 shares of common stock of WSLR, representing an aggregate 4,590,000 shares of common stock and an aggregate ownership equity interest of approximately 51.7%. On April 24, 2001, Messrs. Stonesifer and Whitley surrendered their stock certificates evidencing 2,295,000 shares of common stock, respectively, to the WSLR. Such stock certificates were cancelled by WSLR.

     As a result of the surrender and cancellation of the stock certificates evidencing an aggregate of 4,590,000 shares of common stock, which represented approximately 51.7% of the issued and outstanding shares of Common Stock, there was a change in control of WSLR. As of the date of this Annual Report, there are 4,284,000 shares of Common Stock issued and outstanding, and none of the 62 shareholders own of record or beneficially, or was known by WSLR to own beneficially, more than five percent (5%) of WSLR's Common Stock. As of the date of this Annual Report, none of the current officers or directors of WSLR own of record or beneficially any shares of WSLR's Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of the date of this Annual Report, WSLR has not entered into any contractual arrangements with related parties other than those resulting primarily from advances made by related parties to WSLR. The board of directors of WSLR has not adopted or approved any policy regarding possible future transactions with related third parties.

     Messrs. Bunyan and Hickey are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The directors of WSLR, Messrs. Bunyan and Hickey, have other business interests to which they may devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between WSLR and its directors. Such conflicts can be resolved through the exercise by Messrs. Bunyan and Hickey of judgment consistent with their fiduciary duties to WSLR. Messrs. Bunyan and Hickey intend to resolve such conflicts in the best interests of WSLR. Moreover, Bunyan and Hickey will devote their time to the affairs of WSLR as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports.

     The following Reports on Form 8-K were filed during the last quarter of the period and to date of this Annual Report.

Item              Date

8-K               June 12, 2001
8-K               June 11, 2001
8-K               May 31, 2001
8-K               April 5, 2001
Schedule 13D/A    February 22, 2001
8-K               February 14, 2001
Schedule 13D      February 14, 2001
Schedule 13D      February 14, 2001
Schedule 13D      February 14, 2001
Schedule 13D      February 14, 2001

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WHISTLER, INC.


Dated: June 29, 2001                     By: /s/ James Bunyan
                                         --------------------
                                         James Bunyan, President