Form 10QSB
period 2001-06-30
WHISTLER INC
filed 2001-08-14
CIK 1113580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                         Commission file number 0-30579

                                 WHISTLER, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               52-2209378
 ------------------------------                               ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                              12740 Vigilante Road
                           Lakeside, California 92040
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (619) 692-2176
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----   -----
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Class                      Outstanding as of August 11, 2001
            ------                      ----------------------------------
Common Stock, $0.001 par value                      4,284,000

Transitional Small Business Disclosure Format (check one)

                                Yes     No  X
                                   -----  -----

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS                                             F-2

            INTERIM STATEMENTS OF OPERATIONS                           F-3

            INTERIM STATEMENTS OF CASH FLOWS                           F-4

            NOTES TO INTERIM FINANCIAL STATEMENTS                      F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       3


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                               6

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             7

ITEM 5. OTHER INFORMATION                                               7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                7


SIGNATURES                                                              8

                                  WHISTLER, INC.
                         (A Development Stage Company)

                           INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


                                  JUNE 30, 2001

                                 WHISTLER, INC.

                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                           June 30,    March 31,
                                                             2001         2001
--------------------------------------------------------------------------------
                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                    $   --      $   --
--------------------------------------------------------------------------------

                                                           $   --      $   --
================================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                $ 27,655    $   --
--------------------------------------------------------------------------------



STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 20,000,000 shares
      authorized 8,874,000 shares issued and outstanding      8,874       8,874
   Additional paid-in capital                                 8,526       8,526
   Deficit accumulated during the development stage         (45,055)    (17,400)
--------------------------------------------------------------------------------
                                                            (27,655)       --
--------------------------------------------------------------------------------
                                                           $   --      $   --
================================================================================


                   The accompanying notes are an integral part
                      of these interim financial statements



                                       WHISTLER, INC.

                                (A Development Stage Company)

                              INTERIM STATEMENTS OF OPERATIONS

                                         (Unaudited)


                                                Three months   Three months    May 31, 1994
                                                 ended June    ended June     (inception) to
                                                  30, 2001      30, 2000       June 30, 2001
--------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES              $ 27,655       $  7,846        $ 45,055
--------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                          $ 27,655       $  7,846        $ 45,055
============================================================================================


BASIC NET LOSS PER SHARE                         $  0.003       $  0.001
==========================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      8,874,000      8,874,000
==========================================================================


                         The accompanying notes are an integral part
                           of these interim financial statements

                                             F-3


                                                        WHISTLER, INC.

                                                 (A Development Stage Company)

                                               INTERIM STATEMENTS OF CASH FLOWS

                                                          (Unaudited)


                                                                                                                  May 31, 1994
                                                                              Three months      Three months    (inception) to
                                                                            ended June 30,    ended June 30,    June 30, 2001
                                                                                     2001              2000
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $ (27,655)        $  (7,846)        $ (45,055)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash expenses                                                                --                --               8,800
------------------------------------------------------------------------------------------------------------------------------
                                                                                  (27,655)           (7,846)          (36,255)
  - net changes in working capital items                                           27,655              --              27,655
------------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                    --              (7,846)           (8,600)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds on sale of common stock                                               --                --               8,600
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                 --                --               8,600
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                          --              (7,846)             --

CASH, BEGINNING OF PERIOD                                                            --               8,400              --
------------------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                             $    --           $     554         $    --
==============================================================================================================================


                                          The accompanying notes are an integral part
                                             of these interim financial statements

                                                              F-4

                                 WHISTLER, INC.
                         (An Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


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

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


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

                                 WHISTLER, INC.
                         (An Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

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

On August 25, 1997 the Company issued 4,590,000 post-split shares of common stock valued at $9,000 to two directors and officers who were controlling shareholders of the Company in connection with a license agreement. The license was not pursued by the Company and was terminated by the licensors during April 2001. The licensors resigned as directors and officers and surrendered their shares which were returned to treasury and were cancelled on August 9, 2001.

To June 30, 2001, the Company has not granted any stock options and accordingly no stock-based compensation has been recorded in any period.

NOTE 4 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

By preliminary agreement dated August 2, 2001 the Company agreed to acquire 100% of the issued and outstanding shares of American Energy Power Systems Inc., a private Nevada corporation in exchange for 1,200,000 restricted shares of common stock. America Energy is involved in the development, marketing, installation and servicing of renewable energy sources and other clean power technologies. The agreement is subject to final due diligence and execution of a definitive agreement.

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Whistler, Inc., a Delaware corporation (the "Company"), which currently trades on the OTC Bulletin Board under the symbol "WSLR", was incorporated in Delaware on May 31, 1994. WSLR was initially formed for the purpose of developing the output and value of recoverable products for the grease and food waste recycling-processing industry. At a special meeting of the board of directors held on April 24, 2001, the then officers and directors of the Company resigned their respective positions and new management was implemented. Therefore, as of April 24, 2001, current management of the Company engaged in the process of terminating business operations relating to the grease and food waste reprocessing system.

     As of the date of this Quarterly Report, management of the Company is directing the business operations of the Company towards the entertainment industry. Management may consider business marketing operations in the entertainment industry, which include consulting services to film, television, multimedia and gaming companies. Management is currently undertaking and will continue to undertake research relating to prospective new business endeavors. This research will generally result in the Company entering into business operations that are not in the grease and food waste reprocessing industry.

American Energy Power Systems, Inc.

     On August 2, 2001, the Company entered into a letter agreement (the "Letter Agreement") to acquire 100% of the issued and outstanding shares of American Energy Power Systems, Inc., a corporation organized under the laws of Nevada ("AEPS"). AEPS is based in Sacramento, California, and is engaged in the business of sales, marketing, installation and service of renewable energy sources and other clean power technologies. As a "contract systems integrator", AEPS provides hydrogen/oxygen based fuel cell systems and other renewable energy solutions into the global marketplace. Management of the Company believes that AEPS' advantage in this marketplace is due to its ability to bridge the gap between manufacturers of clean power technology and the residential, commercial and industrial end user. Management of the Company further believes that AEPS' advantage in the marketplace is due to the strength of its technological knowledge and engineering capability.

     The acquisition of AEPS by the Company will be in exchange for the issuance of 1,200,000 shares of the Company's restricted common stock. The Company further agrees that an additional 1,000,000 shares of restricted common stock may be issued to finance the development of renewable energy systems and technology for AEPS.

     The Company and AEPS agree that the Letter Agreement is binding upon the Company and AEPS, and that the Company and AEPS may negotiate prior to execution a definitive agreement with such further terms and conditions that are reasonably necessary to carry out and give effect to the terms and provisions of the Letter Agreement. The Company and AEPS further agree that as a pre-condition to closing such acquisition and the consummation of a definitive agreement encompassing the terms and provisions of the Letter Agreement, the Company conduct to its satisfaction due diligence which may include, but is not limited to, financial statements, inventory of assets and liabilities, confirmation that AEPS has complied with all regulatory filings, and receipt of necessary approvals regarding the transaction including approval by the shareholders of AEPS. As of the date of this Quarterly Report, the Company is conducting its due diligence.

Intelliscape Interactive Corp.

     On February 22, 2001, the Company entered into a letter agreement (the " Intelliscape Letter Agreement") with Intelliscape Interactive Corp. ("Intelliscape") to acquire 100% of the issued and outstanding shares of common stock of Intelliscape. Intelliscape is a provider of high quality services for the digital media industry. Intelliscape provides media services such as 2D and 3D animation, digital special effects for film and television, flash animation, and programming and development of interactive games.

     The acquisition of Intelliscape by the Company would have been in exchange for issuance of shares of restricted common stock of the Company valued in the aggregate at approximately $250,000.00. The Intelliscape Letter Agreement further provided that additional shares of restricted common stock may be issued by the Company to Intelliscape valued in the aggregate at approximately $750,000 in the event Intelliscape introduces additional products and/or develops commercial successful products.

     On June 5, 2001, the board of directors of the Company determined that it does not consider the acquisition by the Company of 100% of the issued and outstanding shares of Intelliscape a probable event, and thus has terminated discussions with Intelliscape regarding such acquisition based upon the results of the Company's due diligence, which involved review of Intelliscape's financial statements, corporate books and records and other documentation.

HLMT Networks Alliance

     On approximately May 3, 2001, the Company formed an alliance with Stargate Digital Films of Pasadena, California, to launch a digital film studio in Vancouver, British Columbia, Canada. Management believed that such an alliance would provide the Company with customized web solutions to assist the Company in capitalizing on its marketing and business plan and further developing its business goals.

     On June 5, 2001, the board of directors of the Company determined that its alliance with Stargate Digital Films would not result in a probable event, and thus has terminated such alliance.

Other Business Ventures

     As of the date of this Quarterly Report, management is currently undertaking and will continue to undertake research relating to prospective new business endeavors. This research will generally result in the Company entering into business operations that are not in the grease and food waste reprocessing industry.

RESULTS OF OPERATION

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $27,655 compared to a net loss of approximately $7,846 for the three-month period ended June 30, 2000. During both three-month periods ended June 30, 2001 and 2000, respectively, the Company recorded no income.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of $27,655 compared to $7,846 of operating expenses recorded during the three-month period ended June 30, 2000. General and administrative expenses comprised all of the Company's operating expenses, which generally include corporate overhead, administrative salaries, consulting costs and professional fees. General and administrative expenses increased by approximately $19,809 during the three-month period ended June 30, 2001, from $7,846 incurred during the three-month period ended June 30, 2000 compared to $27,655 incurred during the three-month period ended June 30, 2001. This increase in general and administrative expenses was due primarily to an increase in expenses related to research of possible new business endeavors and the identification of possible new acquisitions.

     As discussed above, the increase in net loss during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is attributable primarily to the increase in expenses associated with research of business opportunities. The Company's net losses during the three-month period ended June 30, 2001 were approximately ($27,655) or ($0.003) per common share compared to net losses during the three-month period ended June 30, 2000 of approximately ($7,846) or ($0.001) per common share. The weighted average number of common shares outstanding were 4,284,000 for the three-month period ended June 30, 2001 as compared to 8,874,000 for the three-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

     As of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations. The Company's future success and viability, therefore, are dependent upon the Company's ability to identify, acquire and successfully develop and manage certain business opportunities, and to continue to generate capital financing. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon the Company and its shareholders.

As of June 30, 2001, the Company's total assets were $-0-. As of June 30, 2001, the Company's total liabilities were $27,655 compared to total liabilities of $-0- as of the fiscal year ended March 31, 2001. This increase in liabilities from March 31, 2001 was due primarily to an increase in accounts payable and accrued liabilities resulting from increased expenditures during research of business opportunities.

     Stockholders' equity (deficit) was ($27,655) for the three-month period ended June 30, 2001.

MATERIAL COMMITMENTS

     As of the date of this Quarterly Report, there are no material commitments pertaining to the Company and its proposed business operations.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No report is required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 24, 2001, the board of directors of the Company accepted the resignation of Mr. Daniel Stonesifer as a director and the president/secretary of the Company and the resignation of Mr. James D. Whitley as a director and the treasurer of the Company, both effective April 24, 2001.

     As of the date of the respective resignations, Messrs. Stonesifer and Whitley were each the record holder of 2,295,000 shares of common stock of the Company, representing an aggregate 4,590,000 shares of common stock and an aggregate ownership equity interest of approximately 51.7%. On April 24, 2001, Messrs. Stonesifer and Whitley surrendered their stock certificates evidencing 2,295,000 shares of common stock, respectively, to the Company. Such stock certificates were cancelled by the Company.

     As a result of the surrender and cancellation of the stock certificates evidencing an aggregate of 4,590,000 shares of common stock, which represented approximately 51.7% of the issued and outstanding shares of Common Stock, there was a change in control of the Company. As of the date of this Quarterly Report, there are 4,284,000 shares of Common Stock issued and outstanding, and none of the 62 shareholders own of record or beneficially, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock. As of the date of this Quarterly Report, none of the current officers or directors of the Company own of record or beneficially any shares of the Company's Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits required.

          (b)  The following reports were filed:

               (i)  Form 8-K on August 13, 2001.
               (ii) Form 8-K on June 12, 2001.
               (iii) Form 8-K on April 8, 2001.
               (iv) Form 8-K on April 8, 2001.
               (v)  Form 8-K on April 8, 2001.
               (vi) Form 8-K on April 7, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHISTLER, INC.



Dated: August 13, 2001                      By:  /s/  JAMES BUNYAN
                                                 -------------------------------
                                                      James Bunyan, President