Form 10QSB
period 2001-09-30
WHISTLER INC
filed 2001-11-14
CIK 1113580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-30579

                                  WHISTLER, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               52-2209378
 ------------------------------                                ---------------
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

                              Yes X    No
                                -----   -----
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Class                      Outstanding as of November 12, 2001
             -----                      -----------------------------------
Common Stock, $0.001 par value                      5,532,000

Transitional Small Business Disclosure Format (check one)

                              Yes     No X
                                -----  -----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS                                              2

            INTERIM STATEMENTS OF OPERATIONS                            3

            INTERIM STATEMENTS OF CASH FLOWS                            4

            NOTES TO INTERIM FINANCIAL STATEMENTS                       5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                               11

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

ITEM 5. OTHER INFORMATION                                               12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                12


SIGNATURES                                                              12



                                             WHISTLER, INC.

                                      (A Development Stage Company)

                                             BALANCE SHEETS


                                                                               September 30,   March 31,
                                                                                        2001        2001
                                                                                    --------    --------
                                                                                   (Unaudited)
                                                 ASSETS

CURRENT ASSETS
   Cash                                                                             $   --      $   --
                                                                                    --------    --------
                                                                                    $   --      $   --
                                                                                    ========    ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                         $ 81,579    $   --
                                                                                    --------    --------


CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 20,000,000 shares authorized
      4,284,000 shares issued and outstanding (March 31, 2001 - 8,874,000 shares)      4,284       8,874
   Additional paid-in capital                                                         13,116       8,526
   Deficit accumulated during the development stage                                  (98,979)    (17,400)
                                                                                    --------    --------

                                                                                     (81,579)       --
                                                                                    --------    --------

                                                                                    $   --      $   --
                                                                                    ========    ========


                               The accompanying notes are an integral part
                                  of these interim financial statements

                                                    2



                                                         WHISTLER, INC.

                                                  (A Development Stage Company)

                                                INTERIM STATEMENTS OF OPERATIONS

                                                           (Unaudited)


                                           Three months      Three months        Six months        Six months      May 31, 1994
                                                  ended             ended             ended             ended    (inception) to
                                              September         September         September         September         September
                                               30, 2001          30, 2000          30, 2001          30, 2000          30, 2001
                                             ----------        ----------        ----------        ----------        ----------


EXPENSES
   Consulting                                $   31,551        $     --          $   31,551        $     --          $   31,551
   General and administrative                     6,013               405            33,668             8,251            51,068
   Professional fees                             16,360              --              16,360              --              16,360
                                             ----------        ----------        ----------        ----------        ----------

NET LOSS FOR THE PERIOD                      $   53,924        $      405        $   81,579        $    8,251        $   98,979
                                             ==========        ==========        ==========        ==========        ==========




BASIC NET LOSS PER SHARE                     $    0.009        $    0.001        $    0.011        $    0.001
                                             ==========        ==========        ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                              6,279,652         8,874,000         7,569,737         8,874,000
                                             ==========        ==========        ==========        ==========



                                           The accompanying notes are an integral part
                                             of these interim financial statements

                                                               3



                                                         WHISTLER, INC.

                                                  (A Development Stage Company)

                                                INTERIM STATEMENTS OF CASH FLOWS

                                                           (Unaudited)



                                                                                 Six months        Six months     May 31, 1994
                                                                                      ended             ended   (inception) to
                                                                              September 30,     September 30,    September 30,
                                                                                       2001              2000             2001
                                                                                   --------          --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                          $(81,579)         $ (8,251)        $(98,979)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash expenses                                                                  --                --              8,800
                                                                                   --------          --------         --------

                                                                                    (81,579)           (8,251)         (90,179)
  - net changes in working capital items                                             81,579              --             81,579
                                                                                   --------          --------         --------

CASH USED IN OPERATING ACTIVITIES                                                      --              (8,251)          (8,600)
                                                                                   --------          --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds on sale of common stock                                                 --                --              8,600
                                                                                   --------          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES                                                   --                --              8,600
                                                                                   --------          --------         --------

INCREASE (DECREASE) IN CASH                                                            --              (8,251)            --

CASH, BEGINNING OF PERIOD                                                              --               8,400             --
                                                                                   --------          --------         --------

CASH, END OF PERIOD                                                                $   --            $    149         $   --
                                                                                   ========          ========         ========


                                           The accompanying notes are an integral part
                                             of these interim financial statements

                                 WHISTLER, INC.

                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
                                   (Unaudited)


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

During October, 2001 the Company completed the acquisition of American Energy Power Systems Inc. in exchange for 1,248,000 restricted shares of common stock. Refer to Note 4 - Subsequent Event.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Because the Company does not have any dilutive securities outstanding, the accompanying presentation is only of basic loss per share.

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

WHISTLER, INC.
(An Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


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

On August 25, 1997 the Company issued 4,590,000 post-split shares of common stock valued at $8,800 to two directors and officers who were controlling shareholders of the Company in connection with a license agreement. The license was not pursued by the Company and was terminated by the licensors during April 2001. The licensors resigned as directors and officers and surrendered their shares which were returned to treasury and were cancelled on August 9, 2001.

To September 30, 2001, the Company has not granted any stock options and accordingly no stock-based compensation has been recorded in any period.


NOTE 4 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

Pursuant to an agreement dated September 28, 2001 and effective October 2, 2001, the Company acquired 100% of the issued and outstanding shares of American Energy Power Systems Inc. (AEPS"), a private Nevada corporation in exchange for 1,248,000 restricted shares of common stock. AEPS commenced operations in January, 2001 and is involved in the development, marketing, installation and servicing of renewable energy sources and other clean power technologies.

The Company has agreed to use its best efforts to secure a minimum of $500,000 in equity financing for AEPS on or before December 31, 2001. In the event that the Company is unsuccessful in raising the equity financing, unless otherwise agreed to in writing by the parties, the Company will return the AEPS shares to the previous AEPS shareholders in return for the shares of the Company issued, the employment contracts referred to below will become null and void and the Company will reimburse AEPS for its legal costs up to $25,000.

In connection with this agreement, three former shareholders of AEPS were signed to employment agreements with AEPS at annual salaries of $120,000, $120,000 and $96,000. Under the terms of the agreements, 50% of the amounts owing to December 31, 2001 will be accrued and paid in a lump sum subsequent to December 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Whistler, Inc., a Delaware corporation (the "Company"), which currently trades on the OTC Bulletin Board under the symbol "WSLR", was incorporated in Delaware on May 31, 1994. WSLR was initially formed for the purpose of developing the output and value of recoverable products for the grease and food waste recycling-processing industry. At a special meeting of the board of directors held on April 24, 2001, the then officers and directors of the Company resigned their respective positions and new management was implemented. Therefore, as of April 24, 2001, current management of the Company decided not to pursue this business opportunity.

     As of the date of this Quarterly Report, management of the Company has focused its business operations in the alternative energy/fuel cell sector. The acquisition of AEPS will allow the Company to focus in the area sales, marketing, installation, and service of renewable energy sources and other clean power technologies. The Company is currently seeking out other companies and technologies in this sector.

American Energy Power Systems, Inc.

     On August 2, 2001, the Company and American Energy Power Systems, Inc., a corporation organized under the laws of Nevada ("AEPS") entered into a letter agreement (the "Letter Agreement") pursuant to which the Company would acquire 100% of the issued and outstanding shares of AEPS. The terms and conditions of the Letter Agreement provided for completion of due diligence by the Company and receipt of certain approvals prior to consummation.

     The shareholders of AEPS held a special meeting in which the shareholders voted for and approved the Letter Agreement. As of September 28, 2001, the Company had completed its due diligence and all requisite approvals had been obtained. Therefore, effective October 2, 2001, the Company, AEPS and all of the shareholders of AEPS entered into a stock purchase agreement (the "Stock Purchase Agreement"). Pursuant to the provisions of the Stock Purchase Agreement, the Company agreed to (i) acquire from the shareholders of AEPS 100% of the aggregate 1,046,036 shares of common stock of AEPS issued and outstanding; (ii) issue to the shareholders of AEPS an aggregate of 1,248,000 restricted shares of the Company's Common Stock; and (iii) reserve for issuance under certain stock option plans, which are subject to shareholder approval, at least an aggregate of 15% of the Company's shares of Common Stock. Pursuant to the provisions of the Stock Purchase Agreement, AEPS, as a wholly-owned subsidiary of the Company, entered into three separate employment agreements dated September 28, 2001 with Charles Schembra, Shirley Morgan and Joseph Nied, respectively.

     Employment Agreements

     In accordance with the terms and provisions of the Stock Purchase Agreement, AEPS, as the wholly-owned subsidiary of the Company, and Charles Schembra ("Schembra") entered into an executive employment agreement dated September 28, 2001 (the "Schembra Employment Agreement"). The Schembra Employment Agreement is for an initial two-year term and automatically renewable for subsequent one-year terms. In accordance with the terms of the Schembra Employment Agreement, AEPS agrees to (i) employ Schembra as the President of AEPS; (ii) pay to Schembra a base annual salary of $120,000 (the "Base Salary"), of which Schembra will receive a monthly salary equal to 50% of the Base Salary from September 28, 2001 through December 31, 2001 (the "Deferral Period"), and a monthly salary equal to 100% of the Base Salary from January 1, 2002 through September 27, 2003 plus a lump sum payment equal to the different between the amount of salary received during the Deferral Period and the Base Salary; and
(iii) grant to Schembra certain stock options under a stock option plan (subject to the approval by the Company's board of directors and shareholders).

     In accordance with the terms and provisions of the Stock Purchase Agreement, AEPS, as the wholly-owned subsidiary of the Company, and Shirley Morgan ("Morgan") entered into an executive employment agreement dated September 28, 2001 (the "Morgan Employment Agreement"). The Morgan Employment Agreement is for an initial two-year term and automatically renewable for subsequent one-year terms. In accordance with the terms of the Morgan Employment Agreement, AEPS agrees to (i) employ Morgan as the Chief Executive Officer, Chief Financial Offer, Treasurer and Secretary of AEPS; (ii) pay to Morgan an annual Base Salary of $120,000, of which Morgan will receive a monthly salary equal to 50% of the Base Salary during the Deferral Period, and a monthly salary equal to 100% of the Base Salary from January 1, 2002 through September 27, 2003 plus a lump sum payment equal to the different between the amount of salary received during the Deferral Period and the Base Salary; and (iii) grant to Morgan certain stock options under a stock option plan (subject to the approval by the Company's board of directors and shareholders).

     In accordance with the terms and provisions of the Stock Purchase Agreement, AEPS, as the wholly-owned subsidiary of the Company, and Joseph Nied ("Nied") entered into an executive employment agreement dated September 28, 2001 (the "Nied Employment Agreement"). The Nied Employment Agreement is for an initial two-year term and automatically renewable for subsequent one-year terms. In accordance with the terms of the Nied Employment Agreement, AEPS agrees to
(i) employ Nied as the Chief Operating Officer and Executive Vice President of AEPS; (ii) pay to Nied an annual Base Salary of $96,000, of which Nied will receive a monthly salary equal to 50% of the Base Salary during the Deferral Period, and a monthly salary equal to 100% of the Base Salary from January 1, 2002 through September 27, 2003 plus a lump sum payment equal to the different between the amount of salary received during the Deferral Period and the Base Salary; and (iii) grant to Nied certain stock options under a stock option plan (subject to the approval by the Company's board of directors and shareholders).

Other Business Ventures

     As of the date of this Quarterly Report, management is currently undertaking and will continue to undertake research relating to prospective new business endeavors. This research will generally result in the Company entering into business operations that are not in the grease and food waste reprocessing industry.

RESULTS OF OPERATION

Six-Month Period Ended September 30, 2001 Compared to Six-Month Period Ended September 30, 2000

     The Company's net losses for the six-month period ended September 30, 2001 were approximately $81,579 compared to a net loss of approximately $8,251 for the six-month period ended September 30, 2000 (an increase of approximately $73,328). During both six-month periods ended September 30, 2001 and 2000, respectively, the Company recorded no income.

     During the six-month period ended September 30, 2001, operating expenses increased by $73,328 from $8,251 incurred during the six-month period ended September 30, 2000 to $81,579 incurred during the six-month period ended September 30, 2001. Of the $81,579 incurred as operating expenses during the six-month period ended September 30, 2001, approximately $33,668 was incurred as general and administrative expenses, $31,551 was incurred as consulting fees, and $16,360 was incurred as professional fees. During the six-month period ended September 30, 2000, general and administrative expenses comprised all of the Company's operating expenses of $8,251. General and administrative expenses generally include corporate overhead and administrative salaries. The increase in operating expenses was due primarily to consummation of the acquisition of AEPS and an increase in expenses related to research and identification of possible new business endeavors/acquisitions.

     As discussed above, the increase in net loss during the six-month period ended September 30, 2001 as compared to the six-month period ended September 30, 2000 is attributable primarily to the increase in expenses associated with consummation of the acquisition of AEPS. The Company's net losses during the six-month period ended September 30, 2001 were approximately ($81,579) or ($0.011) per common share compared to net losses during the six-month period ended September 30, 2000 of approximately ($8,251) or ($0.001) per common share. The weighted average number of common shares outstanding were 7,569,737 for the six-month period ended June 30, 2001 as compared to 8,874,000 for the six-month period ended June 30, 2000.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net losses for the three-month period ended September 30, 2001 were approximately $53,924 compared to a net loss of approximately $405 for the three-month period ended September 30, 2000 (an increase of approximately $53,519). During both three-month periods ended September 30, 2001 and 2000, respectively, the Company recorded no income.

     During the three-month period ended September 30, 2001, operating expenses increased by $53,519 from $405 incurred during the three-month period ended September 30, 2000 to $53,924 incurred during the three-month period ended September 30, 2001. Of the $53,924 incurred as operating expenses during the three-month period ended September 30, 2001, approximately $6,013 was incurred as general and administrative expenses, $31,551 was incurred as consulting fees, and $16,360 was incurred as professional fees. During the three-month period ended September 30, 2000, general and administrative expenses comprised all of the Company's operating expenses of $405. The increase in operating expenses was due primarily to consummation of the acquisition of AEPS and an increase in expenses related to research and identification of possible new business endeavors/acquisitions.

     As discussed above, the increase in net loss during the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 is attributable primarily to the increase in expenses associated with consummation of the acquisition of AEPS. The Company's net losses during the three-month period ended September 30, 2001 were approximately ($53,924) or ($0.009) per common share compared to net losses during the three-month period ended September 30, 2000 of approximately ($405) or ($0.001) per common share. The weighted average number of common shares outstanding were 6,279,652 for the six-month period ended June 30, 2001 as compared to 8,874,000 for the six-month period ended June 30, 2000.

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

     As of September 30, 2001, the Company's total assets were $-0-. As of September 30, 2001, the Company's total liabilities were $81,579 compared to total liabilities of $-0- as of the fiscal year ended March 31, 2001. This increase in liabilities from March 31, 2001 was due primarily to an increase in accounts payable and accrued liabilities resulting from increased expenditures during acquisition of AEPS and research for new business opportunities.

     Stockholders' deficit was ($81,579) for the six-month period ended September 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No report is required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On October 1, 2001, in accordance with the terms and provisions of the Stock Purchase Agreement, the board of directors of the Company unanimously authorized and approved the issuance to the shareholders of AEPS an aggregate of 1,248,000 restricted shares of the Company's Common Stock.

     (b) As a result of the issuance of 1,248,000 restricted shares of Common Stock, which represented approximately 22.6% of the issued and outstanding shares of Common Stock, there was a change in control of the Company. The following table sets forth the names and addresses, as of the date of this Quarterly Report, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the names and shareholdings of each officer and director, and all officers and directors as a group.

Title of Class    Name and Address of       Amount and Nature       Percent of
                  Beneficial Owner              of Class               Class
--------------------------------------------------------------------------------
                                                       (1)
Common Stock      Charles Schembra               361,884                6.5%
                  10388 Rockingham Drive
                  Sacramento, CA 95827

                                                       (1)
Common Stock      Shirley Morgan                 361,884                6.5%
                  10388 Rockingham Drive
                  Sacramento, CA 95827
                                                       (1)
Common Stock      Joseph Nied                    325,695                5.8%
                  10388 Rockingham Drive
                  Sacramento, CA 95827

Common Stock      All officers and directors         -0-                  0%
                  as a group (2 persons)
--------------------------------------------------------------------------------
   (1)
     These are restricted shares of Common Stock.

     There are no arrangements or understandings among the persons referenced above or any of their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits required.

     (b)  The following reports were filed:

          (i)  Form 8-K on October 12, 2001.
          (ii) Form 8-K on July __, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHISTLER, INC.



Dated: November 13, 2001                     By:  /s/  JAMES BUNYAN
                                             -----------------------------------
                                             James Bunyan, President