Form 10QSB/A
period 2001-09-30
WHISTLER INC
filed 2001-11-19
CIK 1113580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to

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

     The shareholders of AEPS held a special meeting in which the shareholders voted for and approved the Letter Agreement. As of September 28, 2001, the Company had completed its due diligence and all requisite approvals had been obtained. Therefore, on September 28, 2001, the Company, AEPS and all of the shareholders of AEPS entered into a stock purchase agreement (the "Stock Purchase Agreement"), to be effective October 2, 2001. Pursuant to the provisions of the Stock Purchase Agreement, the Company agreed to (i) acquire from the shareholders of AEPS 100% of the aggregate 1,046,036 shares of common stock of AEPS issued and outstanding; (ii) issue to the shareholders of AEPS an aggregate of 1,248,000 restricted shares of the Company's Common Stock; and
(iii) reserve for issuance under certain stock option plans, which are subject to shareholder approval, at least an aggregate of 15% of the Company's shares of Common Stock. Pursuant to the provisions of the Stock Purchase Agreement, AEPS, as a wholly-owned subsidiary of the Company, entered into three separate employment agreements dated September 28, 2001 with Charles Schembra, Shirley Morgan and Joseph Nied, respectively.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On October 2, 2001, in accordance with the terms and provisions of the Stock Purchase Agreement, the board of directors of the Company unanimously authorized and approved the issuance to the shareholders of AEPS an aggregate of 1,248,000 restricted shares of the Company's Common Stock.

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

                                             WHISTLER, INC.



Dated: November 19, 2001                     By:  /s/  JAMES BUNYAN
                                             -----------------------------------
                                             James Bunyan, President