Form 10QSB
period 2001-12-31
WHISTLER INC
filed 2002-03-19
CIK 1113580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

                              Yes  X    No
                                 -----    -----
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Class                      Outstanding as of February 28, 2002
             -----                      -----------------------------------
Common Stock, $0.001 par value                      6,147,000

Transitional Small Business Disclosure Format (check one)

                              Yes       No  X
                                 -----    -----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS                                              2

            INTERIM STATEMENTS OF OPERATIONS                            3

            INTERIM STATEMENTS OF CASH FLOWS                            4

            NOTES TO INTERIM FINANCIAL STATEMENTS                       5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                               15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             18

ITEM 5. OTHER INFORMATION                                               18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                18


SIGNATURES                                                              18


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             WHISTLER, INC.

                                      (A Development Stage Company)

                                             BALANCE SHEETS

                                                                                  December 31,    March 31,
                                                                                         2001         2001
                                                                                    ---------    ---------
                                                                                   (Unaudited)
                                                 ASSETS
ADVANCES TO ANUVU, INC. (Note 3)                                                    $ 410,000    $    --
ADVANCES ON ACQUISITION OF H2-ERA (Note 4)                                            449,600
                                                                                    ---------    ---------

                                                                                    $ 859,600    $    --
                                                                                    =========    =========


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft                                                                   $  10,991    $    --
   Accounts payable and accrued liabilities                                           109,311         --
   Accrued interest payable                                                             2,437         --
   Agreement payable (Note 4)                                                          40,000         --
   Loans payable (Note 6)                                                             531,773         --
                                                                                    ---------    ---------

                                                                                      694,512         --
                                                                                    ---------    ---------


CONTINGENCIES (Notes 1, 4 and 5)

STOCKHOLDERS' EQUITY (Note 7)
   Common stock, $.001 par value, 20,000,000 shares authorized
      6,147,000 shares issued and outstanding (March 31, 2001 - 8,874,000 shares)       6,147        8,874
   Additional paid-in capital                                                         904,053        8,526
   Deficit accumulated during the development stage                                  (745,112)     (17,400)
                                                                                    ---------    ---------

                                                                                      165,088         --
                                                                                    ---------    ---------

                                                                                    $ 859,600    $    --
                                                                                    =========    =========


            The accompanying notes are an integral part of these interim financial statements



                                                      WHISTLER, INC.

                                              (A Development Stage Company)

                                            INTERIM STATEMENTS OF OPERATIONS

                                                        (Unaudited)


                                                    Three months  Three months   Nine months   Nine months   May 31, 1994
                                                           ended         ended         ended         ended (inception) to
                                                     December 31,  December 31,  December 31,  December 31,   December 31,
                                                            2001          2000          2001          2000           2001
                                                      ----------    ----------    ----------    ----------    -----------


EXPENSES
  Consulting fees                                     $   72,226    $     --      $  103,777    $     --      $  103,777
  General and administrative                              49,707            60        99,735         8,311       117,135
  Loss on write-off of investment in AEPS (Note 5)       524,200          --         524,200          --         524,200
                                                      ----------    ----------    ----------    ----------    ----------

NET LOSS FOR THE PERIOD                               $  646,133    $       60    $  727,712    $    8,311    $  745,112
                                                      ==========    ==========    ==========    ==========    ==========




BASIC NET LOSS PER SHARE                              $     0.11    $     0.00    $     0.10    $     0.00
                                                      ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         5,710,533     8,874,000     7,435,291     8,874,000
                                                      ==========    ==========    ==========    ==========



                   The accompanying notes are an integral part of these interim financial statements



                                                      WHISTLER, INC.

                                              (A Development Stage Company)

                                            INTERIM STATEMENTS OF CASH FLOWS

                                                        (Unaudited)


                                                                              Nine months     Nine months    May 31, 1994
                                                                                    ended           ended  (inception) to
                                                                              December 31,    December 31,    December 31,
                                                                                     2001            2000            2001
                                                                                ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $(727,712)      $  (8,311)      $(745,112)
  Adjustments to reconcile net loss to net cash from operating activities:
  - loss on write-off of investment in AEPS                                       524,200            --           524,200
  - non-cash expenses                                                                --              --             8,800
                                                                                ---------       ---------       ---------

                                                                                 (203,512)         (8,311)       (212,112)
  - net change in working capital items                                           111,748            --           111,748
                                                                                ---------       ---------       ---------

CASH USED IN OPERATING ACTIVITIES                                                 (91,764)         (8,311)       (100,364)
                                                                                ---------       ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                   10,991            --            10,991
  Loans payable                                                                   531,773            --           531,773
  Net proceeds on sale of common stock                                               --              --             8,600
                                                                                ---------       ---------       ---------

CASH PROVIDED BY FINANCING ACTIVITIES                                             542,764            --           551,364
                                                                                ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to Anuvu, Inc.                                                        (410,000)           --          (410,000)
  Advance on acquisition of H2-Era                                                (16,000)           --           (16,000)
  Investment in AEPS                                                              (25,000)           --           (25,000)
                                                                                ---------       ---------       ---------

CASH USED IN INVESTING ACTIVITIES                                                (451,000)           --          (451,000)
                                                                                ---------       ---------       ---------

DECREASE IN CASH                                                                     --            (8,311)           --

CASH, BEGINNING OF PERIOD                                                            --             8,400            --
                                                                                ---------       ---------       ---------

CASH, END OF PERIOD                                                             $    --         $      89       $    --
                                                                                =========       =========       =========


NON-CASH TRANSACTIONS:

During the period, the Company issued 615,000 shares of common stock at $0.64 per share for $393,600 as an advance on the acquisition of H2-ERA.

During the period, the Company issued 1,248,000 shares of common stock at $0.40 per share for $499,200 towards the acquisition of American Energy Power Systems, Inc.

The Company has an agreement payable of $40,000 towards the acquisition of H2-ERA.


                    The accompanying notes are an integral part of these interim financial statements

                                                           4

                                 WHISTLER, INC.

                         (An Development Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
================================================================================
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The company was incorporated in the State of Delaware on May 31, 1994. The Company to date has been in the development stage and has not yet commenced business operations. The Company has incurred accumulated losses of $745,112 and at December 31, 2001 and has a working capital deficiency of $694,512. During the current period the Company entered into a series of agreements to acquire interests in certain fuel cell technologies developed by Anuvu, Inc. The Company needs to raise additional funds to complete these acquisitions, to fund ongoing development of these fuel cell technologies and to provide working capital. To date the Company has not raised the necessary capital and there can be no assurance that the Company will be successful in this regard.

Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to realize the carrying value of its assets and discharges its liabilities in the normal course of business is dependent on raising additional capital and ultimately on generating profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


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

WHISTLER, INC.
(An Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================
(Unaudited)


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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2001 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


NOTE 3 - ADVANCES TO ANUVU, INC.
--------------------------------------------------------------------------------

Through a series of agreements the Company has negotiated for the acquisition of interests in certain fuel cell technologies developed by Anuvu, Inc., a private California company which owns patents and has developed a mass-producible Carbon-X fuel cell technology and polymer formula technology. Concurrent with these negotiations the Company also arranged to acquire H2-Era, Inc., a private California company which was formed to hold certain license rights to Anuvu's fuel cell technologies (refer to Note 4).

To December 31, 2001 the Company has advanced a total of $410,000 to Anuvu, Inc. pursuant to the terms of a letter of intent dated October 19, 2001, as amended on December 7, 2001, which the Company acquired through an assignment from 618039 BC Limited. The terms under the letter of intent require the Company to continue to advance an additional $200,000 per month and complete an equity financing of at least $5,000,000 to further development of the fuel cell business and repay outstanding debts of Anuvu, Inc. As a result of the Company's inability to raise sufficient funding in accordance with the terms of the letter of intent, during February 2002, the Company and Anuvu, Inc. agreed to enter into a Pre-Contract Term Sheet which describes and memorialises new terms and conditions negotiated between the parties.

As of the date of this Quarterly Report, the Pre-Contract Term Sheet has not been executed nor have any of the provisions therein been consummated.


NOTE 4 - ADVANCES ON ACQUISITION OF H2-ERA INC.
--------------------------------------------------------------------------------

By an agreement dated November 16, 2001 the Company agreed to acquire 100% of the issued and outstanding shares of H2-Era from Norman Alvis, Sr. in consideration for the issuance of 450,000 restricted shares and the transfer of 50,000 free-trading shares from a shareholder valued at $288,000 and $40,000, respectively. The 50,000 shares were transferred subsequent to December 31, 2001 and have been recorded as agreement payable at December 31, 2001. The Company also issued 165,000 restricted shares valued at $105,600 and paid cash of $16,000 to settle a third party's interest in previous agreements with Anuvu, Inc. H2-Era concurrently entered into a license agreement with Anuvu, Inc. to acquire the worldwide rights to manufacture, use, distribute and commercialise Anuvu's fuel cell technology through its own modification, changes and enhancements subject to a 2% royalty on gross sales of fuel cells.

Subsequent to closing the acquisition, Mr. Alvis advised the Company that he wished to rescind the share exchange agreement due to the alleged non-timely delivery of the 50,000 free-trading shares and attempted to return the 450,000 restricted shares. The Company has not accepted the purported rescission and termination of the agreement by Mr. Alvis. This matter is now subject to an interpleader lawsuit filed by the Company's California legal counsel ordering the parties to litigate their respective rights to the corporate records of H2-Era and the 50,000 free-trading shares of the Company. The outcome of this legal proceeding and the resolution of the uncertainties regarding the acquisition are presently not determinable. Accordingly, H2-Era is not considered a subsidiary of the Company and accordingly has not been consolidated at December 31, 2001. The Company has recorded the costs of acquisition as advances on acquisition pending the outcome of the legal proceedings.

WHISTLER, INC.
(An Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================
(Unaudited)


NOTE 5 - LOSS ON WRITE-OFF OF INVESTMENT IN AEPS
--------------------------------------------------------------------------------

By Stock Purchase Agreement dated September 15, 2001 and effective October 2, 2001 the Company agreed to acquire 100% of the issued and outstanding shares of American Energy Power Systems, Inc. ("AEPS") in consideration for the issuance of 1,248,000 restricted shares valued at $499,200. AEPS is a California private company involved in the development, marketing, installation and servicing of renewable energy sources and other clean power electrolysis. Pursuant to the terms of the agreement the Company was to use its best efforts to raise $500,000 in equity financing on or before December 27, 2001 to finance AEPS operations. If the Company was unable to raise the equity financing the parties agreed to return their respective shares and declare the agreement null and void and the Company would pay AEPS $25,000 to reimburse for its legal costs.

The Company has paid the $25,000 and advised the former shareholders of AEPS that the agreement has been rescinded and has requested the return of the 1,248,000 shares issued. The former shareholders of AEPS have refused to return these shares and have threatened legal action against the Company for breach of the Stock Purchase Agreement. The Company has denied any liability regarding this alleged breach of the agreement, however, the eventual outcome of this threatened litigation is presently not determinable. The Company has been advised that the operations of AEPS have been shut down. Management does not consider AEPS to be a subsidiary, and accordingly AEPS has not been consolidated at December 31, 2001. The Company has recorded a full impairment provision for its investment in AEPS resulting in a loss of$524,200.


NOTE 6 - LOAN PAYABLE
--------------------------------------------------------------------------------

During the third quarter the Company raised $531,773 by way of loans from certain shareholders to finance acquisitions and to provide working capital as follows:

     Tarmac Management Ltd                               $   198,303
     No. 50 Corporate Ventures Ltd.                          150,050
     Garner Family Trust                                     141,500
     Cybergarden Inc.                                         37,575
     Joan Purdy                                                4,345
                                                         -----------

                                                         $   531,773
                                                         ===========

These loans are secured by promissory notes bearing interest at 6% per annum on $216,000 and the balance bear interest at the nominal commercial variable lending rate as established by the Toronto Dominion Bank of Canada. A total of $315,773 of these loans are repayable on demand and the balance are repayable on or before November 23, 2002. As at December 31, 2001, $2,437 of interest has been accrued in connection with these loans.


NOTE 7 - CAPITAL STOCK
--------------------------------------------------------------------------------

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

During the third quarter the Company issued 615,000 common shares valued at $393,600 for the acquisition of H2-Era and 1,248,000 common shares valued at $499,600 for the acquisition of AEPS. Refer to Notes 4 and 5.

To December 31, 2001, the Company has not granted any stock options and accordingly no stock-based compensation has been recorded in any period.

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

FUEL CELL TECHNOLOGY

     As of the date of this Quarterly Report, the Company has focused its business operations in the alternative energy/fuel cell sector. Management of the Company believes that its relationship with Anuvu Incorporated ("Anuvu") will allow the Company to concentrate its business operations in the area of sales, marketing, installation, and service of renewable energy sources and other clean power technologies. The potential acquisition of interests in certain fuel cell technologies developed by Anuvu is part of the Company's strategy to assemble the right combination of management, experience, technology and facilities necessary to bring fuel cells to mass production and marketing. Management of the Company believes that the carbon-X design and technology is ready for mass production and incorporates key features that make it ready for integration into real-world fuel cell powered products. Management further believes that unlike other competing fuel cells, the carbon-X fuel cell can be manufactured using industry standard manufacturing technologies without the need to build custom manufacturing lines.

ANUVU INCORPORATED

     Anuvu has developed and owns certain fuel cell technology including, but not limited to, the mass-produceable Carbon-X fuel cell technology and polymer formula technology, which is used in manufacturing the fuel cell (collectively, the "Fuel Cell Technology").

     H2Era, Inc.

     Stock Exchange Agreement. The Company and Norman Alvis, Sr. ("Alvis") entered into a stock exchange agreement dated November 16, 2001 (the "Stock Exchange Agreement") relating to the acquisition of H2Era, Inc., a California corporation ("H2Era"). Pursuant to the terms of the Stock Exchange Agreement,
(i) Alvis, as the sole shareholder of H2Era, sold to the Company all of the issued and outstanding shares of H2Era; (ii) the Company issued 450,000 shares of its restricted common stock and transferred 50,000 shares of free trading common stock to Alvis; and (iii) the Company issued 165,000 shares of its restricted common stock and paid $16,000 to a third-party to settle such third-party's interests in previous agreements with Anuvu. See "PART II. Item 2. Changes in Securities and Use of Proceeds."

     Litigation. As of the date of this Quarterly Report, Alvis has advised the Company that he wishes to rescind the Share Exchange Agreement due to an alleged non-timely delivery by the Company of the 50,000 free-trading shares of common stock, and has attempted to return to the Company the 450,000 shares of restricted common stock issued to him. As of the date of this Quarterly Report, the Company has not accepted the purported rescission and termination of the Share Exchange Agreement by Alvis.

     On February 2, 2002, Richard M. Glovin, d/b/a Law Offices of Richard M. Glovin ("Glovin"), filed a complaint for interpleader and injunctive relief against Alvis and the Company as defendants (the "Complaint"). The Complaint generally provides that (i) Glovin holds the corporate documents for H2Era and the Company's stock certificate for 50,000 shares; (ii) Glovin refuses to deliver the corporate documents for H2Era and the stock certificate to either defendant; and (iii) Alvis and the Company be ordered to interplead and litigate their respective rights to the corporate records of H2Era and the stock certificate. See "PART II. Other Information. Item 1. Legal Proceedings."

     As of the date of this Quarterly Report, the Company does not consider H2Era as a subsidiary. The Company's financial statements as of December 31, 2001 have not been consolidated. The Company has, however, recorded the costs incurred by the Company regarding the acquisition of H2Era as "advances" on the Company's balance sheet pending the outcome of the legal proceedings. See "PART
1. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

     Prior Agreements. Anuvu and Cell Power, Inc., a New Hampshire corporation ("Cell Power") had previously entered into a series of agreements pertaining to the Fuel Cell Technology. Certain differences and disputes had arisen between Anuvu and Cell Power concerning the rights and responsibilities under the various agreements among Alvis, Anuvu, Cell Power and certain other individuals (the "Disputes"). In accordance with the provisions of the Stock Exchange Agreement, the Company, Anuvu, Cell Power, H2Era, Plugless Power Corp., a New Hampshire corporation ("PPC"), Alvis and certain other individuals entered into a settlement agreement and mutual general release dated November 16, 2001 (the "Settlement Agreement"), in which it was agreed that all claims pertaining to the Disputes would be settled and released and that all prior agreements between Anuvu and Cell Power be terminated and extinguished.

     The terms and provisions of the Settlement Agreement provided that (i) Anuvu and H2Era enter into a license agreement in which Anuvu licenses to H2Era its Fuel Cell Technology; and (ii) Cell Power and PPC assign all rights, title and interests in the Royalty Agreement to H2Era in exchange for the assumption by H2Era of all obligations therein. The provisions of the Settlement Agreement further provided that H2Era pay to Anuvu the following payments conditioned upon the occurrence of certain events: (i) $200,000 within 120 days of the date of the Settlement Agreement; (ii) $200,000 thirty days from the release of the first payment; and (iii) $200,000 in equal monthly installments of $16,666.67 commencing thirty days from the release of the second payment.

     In accordance with the terms of the Settlement Agreement, Anuvu and H2Era entered into a license agreement dated November 16, 2001 (the "License Agreement"), in which Anuvu granted to H2Era the worldwide right and license to manufacture, use, distribute and commercialize the Fuel Cell Technology. The License Agreement has a term equal to the life of the patents for the Fuel Cell Technology and generally provides that (i) H2Era pay to Anuvu a royalty equal to 2% of the good faith list price received from the sale of all Fuel Cell Products sold independently or as part of a system by H2Era to third parties for cash or other forms of consideration (the "Royalty Payments"); and (ii) H2Era retains the right for a period of one year to acquire Anuvu's right and interest in the Royalty Payments by the payment of $5,000,000 to Anuvu.

     Anuvu and PPC had previously entered into a royalty agreement pursuant to which Anuvu agreed to pay to PPC certain royalties on all fuel cell revenue that Anuvu generates (the "Royalty Agreement"). On November 16, 2001, in accordance with the provisions of the Settlement Agreement, H2Era, Cell Power and PPC entered into an assignment of contracts and licenses dated November 16, 2001 (the "Assignment Agreement"). Pursuant to the terms of the Assignment Agreement, PPC assigned and transferred to H2Era all of PPC's right, title and interest in the Royalty Agreement in exchange for the assumption by H2Era of the obligations of PPC contained in the Royalty Agreement.

     618039 BC Limited, Inc.

     Letter of Intent. On approximately October 19, 2001, Anuvu and 618039 BC Limited, Inc., a Delaware corporation ("618039 BC") entered into a letter of intent (the "Letter of Intent"). The Letter of Intent memorialized the agreement of Anuvu and 618039 BC in which Anuvu will divide itself into two companies, known as "FuelCellCo." and "AutoCo". The Letter of Intent generally provides that (i) Anuvu will transfer all of its fuel cell business and all of its assets including equipment, leases and property (not including non-fuel cell related intellectual property) to FuelCellCo.; and (ii) FuelCellCo will subsequently be acquired by 618039 BC and all of the fuel cell business and related assets will be transferred by FuelCellCo to 618039 BC.

     Assignment Agreement. On November 15, 2001, the Company and 618039 BC entered into an assignment and assumption agreement (the "Assignment and Assumption Agreement"), pursuant to which 618039 BC assigned to the Company all of its rights, title and interests in the Letter of Intent.

     Amendment to Letter of Intent. On approximately December 7, 2001, the Company, as the assignee of 618039 BC, and Anuvu entered into an amendment to the Letter of Intent (the "Amended Letter of Intent"). The Amended Letter of Intent (i) acknowledged that 618039 BC paid to Anuvu $200,000, which was due October 2001; (ii) acknowledged that 618039 BC paid to Anuvu a partial payment of $49,000 on the required $200,000 payment, which was due November 2001; (iii) amended the Letter of Intent to require the Company to make payments to Anuvu as follows: (a) $110,000 on December 7, 2001, (b) $41,000 as the final payment for the required November 2001 payment on or before December 13, 2001, (c) thereafter, to continue to make the monthly payments as specified in the Letter of Intent. The Amended Letter of Intent further provided that upon receipt of the $110,000 payment, Anuvu will (i) forward to the Company copies of the draft patent applications on the Fuel Cell Technology; (ii) begin work on a technical manual for construction of the carbon-X fuel cell; and (iii) begin work on the one-kilowatt fuel cells for testing and demonstrations.

     Proposed Contract with Anuvu

     As of the date of this Quarterly Report, the Company and Anuvu intend to enter into a pre-contract points term sheet, which describes and memorializes certain terms and conditions of an intended transaction between the Company and Anuvu (the "Pre-Contract Term Sheet"). Pursuant to the Pre-Contract Term Sheet, the Company and Anuvu shall enter into a definitive agreement pursuant to which such definitive agreement will replace and cause to be null and void all previous agreements (with the exception of any non-disclosure provisions which shall remain in effect), and all obligations and rights will be replaced and restated in their entirety in accordance with the terms of the Pre-Contract Term Sheet.

     Pre-Contract Term Sheet. Management of the Company anticipates that the Pre-Contract Term Sheet will confirm that the Company has paid an aggregate of $410,000 to Anuvu under the terms of the Settlement Agreement and Letter of Intent. Management further anticipates that the Pre-Contract Term Sheet will further provide that at execution of the definitive agreement and that the Company will issue to Anuvu shares of the Company's restricted common stock.

     As of the date of this Quarterly Report, the Pre-Contract Term Sheet has not been executed nor have any of the provisions contained therein been consummated. Therefore, the Letter of Intent, the License Agreement, the Settlement Agreement and the Royalty Agreement are valid and continue to remain in full force and effect. See "ITEM 1. Management's Discussion and Analysis or Plan of Operation - Material Commitments".

     As of the date of this Quarterly Report, management of the Company fully believes to the best of its knowledge that the Company and Anuvu will enter into the Pre-Contract Term Sheet and a subsequent definitive agreement.

AMERICAN ENERGY POWER SYSTEMS, INC.

     American Energy Power Systems, Inc., a corporation organized under the laws of Nevada ("AEPS") is involved in the development, marketing, installation and servicing of renewable energy sources and other clean power electrolysis.

     Stock Purchase Agreement. On September 15, 2001, effective October 2, 2001, the Company, AEPS, and the shareholders of AEPS entered into a stock purchase agreement (the "AEPS Agreement"), pursuant to which the Company acquired AEPS as a wholly-owned subsidiary. Pursuant to the provisions of the AEPS Agreement, the Company (i) acquired from the shareholders of AEPS an aggregate 1,046,036 shares of common stock of AEPS, which was all of the issued and outstanding shares of AEPS; (ii) issued to the shareholders of AEPS an aggregate of 1,248,000 shares of the Company's restricted common stock; (iii) would reserve for issuance under certain stock option plans, subject to shareholder approval, at least an aggregate of 15% of the Company's shares of common stock; and (iv) would use its best efforts to raise a minimum of $.5 million dollars in equity financing by December 27, 2001 to finance the operations of AEPS. The AEPS Agreement further provided that if the Company was unable to raise the equity financing, the Company and the shareholders of AEPS would return their respective shares of common stock, declare the AEPS Agreement null and void, and the Company would pay AEPS $25,000 as reimbursement for legal costs.

     The Company was not successful in its attempts to raise the equity capital and financing for the business operations of AEPS. As of the date of this Quarterly Report, the Company deems the AEPS Agreement to be rescinded and null and void, and has paid to AEPS the $25,000. In accordance with the provisions of the AEPS Agreement, the Company has returned to AEPS the 1,046,036 shares of common stock of AEPS and has requested that the former shareholders of AEPS return their respective stock certificate(s) to the Company for cancellation. As of the date of this Quarterly Report, the former shareholders of AEPS have refused to return to the Company the aggregate 1,248,000 shares of the Company's common stock and have threatened legal action against the Company for alleged breach of the AEPS Agreement. See "PART II. Other Information. Item 1. Legal Proceedings".

     As of the date of this Quarterly Report, the Company does not consider AEPS as a subsidiary. The Company's financial statements as of December 31, 2001 have not been consolidated. The Company has recorded a loss of $524,200 incurred by the Company on its investment in AEPS on the Company's Interim Statements of Operations. See "PART 1. Management's Discussion and Analysis or Plan of Operation - Results of Operation".

     Employment Agreements. In accordance with the terms and provisions of the AEPS Agreement, AEPS, as the then wholly-owned subsidiary of the Company, and certain individuals entered into executive employment agreements dated September 28, 2001 (the "Employment Agreements"). The Employment Agreements were for an initial two-year term and automatically renewable for subsequent one-year terms. Simultaneous with the rescission of the AEPS Agreement, the Company rescinded the Employment Agreements. As of the date of this Quarterly Report, management of the Company believes that the Employment Agreements are null and void and that the Company has no further obligations or duties.

RESULTS OF OPERATION

Nine-Month Period Ended December 31, 2001 Compared to Nine-Month Period Ended December 31, 2000

     The Company's net losses for the nine-month period ended December 31, 2001 were approximately $727,712 compared to a net loss of approximately $8,311 for the nine-month period ended December 31, 2000 (an increase of approximately $719,401). During both nine-month periods ended December 31, 2001 and 2000, respectively, the Company recorded no income.

     During the nine-month period ended December 31, 2001, operating expenses increased by $719,401 from $8,311 incurred during the nine-month period ended December 31, 2000 to $727,712 incurred during the nine-month period ended December 31, 2001. Of the $727,712 incurred as operating expenses during the the nine-month period ended December 31, 2001, approximately $103,777 was incurred as consulting fees, $524,200 was incurred as a loss on the investment in AEPS, and $99,735 was incurred as general and administrative expenses. During the nine-month period ended December 31, 2000, general and administrative expenses comprised all of the Company's operating expenses of $8,311. General and administrative expenses generally include corporate overhead and administrative salaries.

     As discussed above, the increase in net loss during the nine-month period ended December 30, 2001 as compared to the nine-month period ended December 31, 2000 is attributable primarily to the recording of the $524,200 loss relating to the investment in AEPS and the incurrence of $103,777 in consulting fees relating to the acquisition of interests in certain fuel cell technologies developed by Anuvu. The Company's net losses during the nine-month period ended December 31, 2001 were approximately ($727,712) or ($0.10) per common share compared to net losses during the nine-month period ended December 31, 2000 of approximately ($8,311) or ($0.00) per common share. The weighted average number of common shares outstanding were 7,435,291 for the nine-month period ended December 31, 2001 as compared to 8,874,000 for the nine-month period ended December 31, 2000.

Three-Month Period Ended December 31, 2001 Compared to Three-Month Period Ended December 31, 2000

     The Company's net losses for the three-month period ended December 31, 2001 were approximately $646,133 compared to a net loss of approximately $60 for the three-month period ended December 31, 2000 (an increase of approximately $646,073). During both three-month periods ended December 31, 2001 and 2000, respectively, the Company recorded no income.

     During the three-month period ended December 31, 2001, operating expenses increased by $646,073 from $60 incurred during the three-month period ended December 31, 2000 to $646,133 incurred during the three-month period ended December 31, 2001. Of the $646,133 incurred as operating expenses during the three-month period ended December 31, 2001, approximately $72,266 was incurred as consulting fees, $524,200 was incurred as a loss on the investment in AEPS, and $49,707 was incurred as general and administrative expenses. During the three-month period ended December 31, 2000, general and administrative expenses comprised all of the Company's operating expenses of $60.

     As discussed above, the increase in net loss during the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000 is attributable primarily to the recording of the $524,200 loss relating to the investment in AEPS and the incurrence of $72,226 in consulting fees relating to the acquisition of interests in certain fuel cell technologies developed by Anuvu. The Company's net losses during the three-month period ended December 31, 2001 were approximately ($646,133) or ($0.11) per common share compared to net losses during the three-month period ended December 31, 2000 of approximately ($60) or ($0.00) per common share. The weighted average number of common shares outstanding were 5,710,533 for the nine-month period ended December 31, 2001 as compared to 8,874,000 for the nine-month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

     As of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations. The Company's future success and viability, therefore, are dependent upon the Company's ability to acquire and successfully develop and manage its business operations related to the fuel cell technologies developed by Anuvu, and to continue to generate capital financing. Management is optimistic that the Company will be successful in its business operations; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon the Company's business operations and its shareholders.

     As of December 31, 2001, the Company's total assets were $859,600 compared to total assets of $-0- as of fiscal year ended March 31, 2001. As of December 31, 2001, the Company's total liabilities were $694,512 compared to total liabilities of $-0- as of fiscal year ended March 31, 2001.

     The increase in total assets from March 31, 2001 was due primarily to the recording of $410,000 in advances made by the Company to Anuvu pursuant to certain contractual relations and the recording of $449,600 as advances paid by the Company in connection with the acquisition of H2Era. The increase in liabilities from March 31, 2001 was due primarily to an increase in (i) loans payable in the amount of $531,773 relating to funds advanced to the Company from certain shareholders to provide working capital; (ii) $109,311 in accounts payable and accrued liabilities; (iii) $40,000 as a payable relating to the valuation of the 50,000 free-trading shares transferred pursuant to the acquisition of H2Era. See "PART 1. Management's Discussion and Analysis or Plan of Operation - Anuvu Incorporated."

     Stockholders' equity was $165,088 for the nine-month period ended December 31, 2001.

     For the nine-month period ended December 31, 2001, the net cash used in operating activities was $91,764 compared to net cash used for operating activities of $8,311 for the nine-months ended September 30, 2000 (an increase of $83,453). As discussed above, the increase was primarily comprised of (i) a net loss of $1,196,529 for the nine-month period ended December 31, 2001 compared to a net loss of $8,311 for the nine-month period ended December 31, 2000 (an increase of $719,401), and (ii) $524,200 in loss incurred on the investment in AEPS for the nine-month period ended December 31, 2001 compared to no such loss recorded for the nine-month period ended December 31, 2000.

     The Company decreased its net cash from financing activities for the nine-months ended December 31, 2001 to $542,764 compared to $551,364 for the nine-month period ended December 31, 2000 (a decrease of $8,600). The major component primarily consisted of proceeds of $531,773 from loans payable for the nine-month period ended December 31, 2001 compared to proceeds of $542,764 from loans payable and sale of common stock for the nine-month period ended December 31, 2000.

     The Company decreased its net cash used in investing activities for the nine-months ended December 31, 2001 to $451,000 compared to $-0- for the nine-month period ended December 31, 2000.

MATERIAL COMMITMENTS

     In connection with the developmental expenses and other overhead costs incurred during the nine-month period ended December 31, 2001, the Company has borrowed funds and entered into various contractual arrangements representing certain of the following material commitments.

     Anuvu Incorporated

     On approximately December 7, 2001, the Company, as the assignee of 618039 BC, and Anuvu entered into an Amended Letter of Intent which requires the Company to make payments to Anuvu as follows: (i) $110,000 on December 7, 2001;
(ii) $41,000 as the final payment for the required November 2001 payment on or before December 13, 2001; and (iii) thereafter, to continue to make the monthly payments as specified in the Letter of Intent.

     As of the date of this Quarterly Report, the Company has paid an aggregate of $410,000 to Anuvu, however, the Pre-Contract Term Sheet has not been executed nor have any of the provisions contained therein been consummated. Therefore, the Letter of Intent, the License Agreement, the Settlement Agreement and the Royalty Agreement are valid and continue to remain in full force and effect.

     Loans Payable

     During the nine-month period, the Company issued promissory notes to certain shareholders pursuant to which it received advances to finance acquisition of certain interests in the fuel cell technology and to provide working capital (collectively, the "Notes"). The terms of the Notes provide interest at 6% per annum on $216,000 and the balance bears interest at the nominal commercial variable lending rate as established by the Toronto Dominion Bank of Canada. The terms of the Notes representing an aggregate of $315,773 provide for repayment on demand, and the balance are repayable on or before November 23, 2002. As of December 31, 2001, $2,437 of interest has accrued.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

H2ERA

     Alvis has advised the Company that he wishes to rescind the Share Exchange Agreement due to an alleged non-timely delivery by the Company of the 50,000 free-trading shares of common stock, and has attempted to return to the Company the 450,000 shares of restricted common stock issued to him. As of the date of this Quarterly Report, the Company has not accepted the purported rescission and termination of the Share Exchange Agreement by Alvis.

     Therefore, on February 2, 2002, Richard M. Glovin, d/b/a Law Offices of Richard M. Glovin ("Glovin"), filed a complaint for interpleader and injunctive relief against Alvis and the Company as defendants (the "Complaint"). The Complaint generally provides that (i) Glovin created H2Era for Alvis to transfer certain licenses and other agreements into H2Era, which would subsequently be transferred by H2Era to a publicly traded company; (ii) Alvis and the Company agreed to transfer all of Alvis' interest in H2Era to the Company in exchange for the issuance of 450,000 shares of the Company's restricted common stock and transfer to 50,000 shares of free trading stock to Alvis; (iii) Alvis deemed the agreements between himself and the Company void because the Company had breached the agreements by failing to deliver the 50,000 shares of free-trading common stock; (iv) Glovin subsequently received a stock certificate from the Company in the amount of 50,000 shares; (v) the Company claims it has fully performed all conditions, covenants and promises under the agreements and demanded that Glovin turn over to the Company all documents and records related to H2Era; (vi) Alvis terminated Glovin's services and demanded immediate surrender of all documents and records related to H2Era; (vii) Glovin holds the corporate documents for H2Era and the Company's stock certificate for 50,000 shares and refuses to deliver the corporate documents for H2Era and the stock certificate to either defendant; and (vii) Alvis and the Company be ordered to interplead and litigate their respective rights to the corporate records of H2Era and the stock certificate.

     As of the date of this Quarterly Report, management intends to aggressively pursue all such legal actions and review further legal remedies against Alvis.

AMERICAN ENERGY POWER SYSTEMS, INC.

     The Company was not successful in its attempts to raise the equity capital and financing for the business operations of AEPS pursuant to the terms of the AEPS Agreement. The Company, therefore, deems the AEPS Agreement to be rescinded and null and void. In accordance with the provisions of the AEPS Agreement, the Company has returned to AEPS the 1,046,036 shares of common stock of AEPS and has requested that the former shareholders of AEPS return their respective stock certificate(s) to the Company for cancellation. As of the date of this Quarterly Report, the former shareholders of AEPS have refused to return to the Company the aggregate 1,248,000 shares of the Company's common stock and have threatened legal action against the Company for alleged breach of the AEPS Agreement.

     As of the date of this Quarterly Report, the Company denies any liability regarding this alleged breach of the AEPS Agreement and further denies any liability regarding the Employment Agreements. The eventual outcome of this litigation is presently not determinable. Management intends to aggressively pursue all such legal actions and review further legal remedies against AEPS and the former shareholders of AEPS, including legal action for the return of the Company's shares of common stock currently held by the former AEPS shareholders.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On November 16, 2001, in accordance with the terms and provisions of the Stock Purchase Agreement, the board of directors of the Company unanimously authorized and approved (i) the issuance to Alvis of 450,000 shares of the Company's restricted common stock; and (ii) the issuance to an unrelated third-party of 165,000 shares of the Company's restricted common stock. The Company issued the shares to Alvis and the unrelated third-party in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933, as amended (the "Securities Act"). Mr. Alvis and the third-party each represented to the Company that they acquired the shares for their own respective accounts, and not with a view to distribution, and that the Company made available to them all material information concerning the Company.

     (b) On October 2, 2001, in accordance with the terms and provisions of the AEPS Agreement, the board of directors of the Company unanimously authorized and approved the issuance to the shareholders of AEPS an aggregate of 1,248,000 shares of the Company's restricted common stock. The Company issued the shares to the AEPS shareholders in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. The AEPS shareholders each represented to the Company that they acquired the shares for their own respective accounts, and not with a view to distribution, and that the Company made available to them all material information concerning the Company.

     On approximately January 4, 2002, in accordance with the terms and provisions of the AEPS Agreement, the board of directors unanimously authorized and approved the rescission of the AEPS Agreement and the request to the shareholders of AEPS to return their respective stock certificate(s) evidencing the aggregate of 1,248,000 shares of restricted common stock to the Company for cancellation. As of the date of this Quarterly Report, none of the shareholders of AEPS have returned their stock certificates to the Company, therefore, the shares of common stock remain issued and outstanding.

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

Title of Class    Name and Address of       Amount and Nature       Percent of
                  Beneficial Owner              of Class               Class
--------------------------------------------------------------------------------
                                                        (1)
Common Stock      Norman F. Alvis, Sr.           450,000                7.3%
                  11006 Fourth Street
                  Top Floor
                  Sacramento, CA 95814

                                                        (1)
Common Stock      Charles Schembra               361,884                5.9%
                  10388 Rockingham Drive
                  Sacramento, CA 95827

                                                        (1)
Common Stock      Shirley Morgan                 361,884                5.9%
                  10388 Rockingham Drive
                  Sacramento, CA 95827

                                                        (1)
Common Stock      Joseph Nied                    325,695                5.3%
                  10388 Rockingham Drive
                  Sacramento, CA 95827

Common Stock      All officers and directors         -0-                  0%
                  as a group (2 persons)
--------------------------------------------------------------------------------
   (1)
     These are restricted shares of Common Stock.

     There are no arrangements or understandings concerning the person referenced above or any of his respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Not applicable.

     (b)  Reports.

          (a)  8-K report filed on March 14, 2002.

          (b)  8-K report filed on March 14, 2002.

          (c)  8-K report filed on December 7, 2001.

          (d)  8-K report filed on October 5, 2001, amended on November 19,
               2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHISTLER, INC.



Dated: March 15, 2002                     By:  /s/  JAMES BUNYAN
                                          -----------------------------------
                                          James Bunyan, President

                                 Whistler, Inc.
                              12740 Vigilante Road
                                Lakeside CA 92040








March 15, 2002




LaBonte & Co.,
Chartered Accountants
#1205 - 1095 West Pender Street
Vancouver  B.C.  V6E 2M6


Dear Sirs:


In support of your review of the financial statements of Whistler, Inc. for the interim period ended December 31, 2001, we confirm that these interim financial statements represent all material assets, liabilities, revenues and expenses of the Company and approve the issue of these financial statements. In addition, we hereby confirm the following representations to the best of our knowledge and belief:

1. The assets shown in the financial statements are unencumbered assets of the Company except as disclosed in the notes to the financial statements and the company has proper and valid title to all assets disclosed on the balance sheet.

2.   All known significant liabilities are recorded in the financial statements.

3. There are no significant contingent liabilities (claims and possible claims, guarantees, etc.) or pending or actual legal claims against the Company except as disclosed in the financial statements.

4. The notes to the financial statements adequately describe the balance sheet items and disclose all material information relating to the financial position of the Company as at the balance sheet date and the transactions for the period then ended. All significant events subsequent to the date of the balance sheet have been fully disclosed.

5. No commitments have been made for future purchases, sales or other transactions which could materially affect the financial position of the Company other than as disclosed in the financial statements.

6. We understand that you have reviewed the accounting records of the Company and other supporting evidence by methods and to the extent you considered appropriate for the purpose of providing your Review Engagement Report on the financial statements and that such review does not constitute an audit and no opinion is expressed on the financial statements.

7. We hereby confirm that all material business events and transactions of the Company have been discussed and disclosed to you and that management in not aware of any other matters which warrant disclosure in the current financial statements.

8. No significant matters have arisen that would require a restatement of the comparative financial statements, except as disclosed in the financial statements.

9. We confirm that we have read and approved the Company's filing on Form 10Q-SB including the financial statements and other disclosures contained therein.

LaBonte & Co.
March 18, 2002
Page 2



In addition, except for the financial statements contained in the Company's 10-QSB filing, we will attach a copy of your review engagement report when distributing the financial statements to third parties and that these financial statements will not be used in connection with any public offering without your prior consent.


Yours very truly,

Whistler, Inc.

Per:




-------------------------------                ---------------------------------
Director                                       Date





-------------------------------                ---------------------------------
Director                                       Date