Form 10KSB
period 2002-03-31
WHISTLER INC
filed 2002-08-12
CIK 1113580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2002

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

     Yes  X     No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending March 31, 2002): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2002: $600,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of August 1, 2002

Common Stock, $0.001 par value             9,449,976

PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               3

ITEM 2.  PROPERTIES                                                            7

ITEM 3.  LEGAL PROCEEDINGS                                                     7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   8

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                     8
           STOCKHOLDER MATTERS

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     9
           CONDITION AND RESULTS OF OPERATIONS

ITEM 7.  FINANCIAL STATEMENTS                                                 12

         BALANCE SHEET                                                       F-2

         STATEMENTS OF OPERATIONS AND                                        F-3
           COMPREHENSIVE LOSS

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY                        F-4

         STATEMENTS OF CASH FLOWS                                            F-5

         NOTES TO FINANCIAL STATEMENTS                                       F-6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF                     13
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND                         14
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION                                               14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                      15
           AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       17

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                     18

SIGNATURES                                                                    18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

General

     Whistler, Inc., a Delaware corporation, which currently trades on the OTC Bulletin Board under the symbol "WSLR" (referred to in this Form 10-KSB as "WSLR"), was incorporated on May 31, 1994. WSLR was initially formed for the purpose of developing the output and value of recoverable products for the grease and food waste recycling-processing industry. At a special meeting of the board of directors held on April 24, 2001, the then officers and directors of WSLR resigned their respective positions and new management was implemented. Therefore, as of April 24, 2001, current management of WSLR decided not to pursue this business opportunity.

Current Business Operations

     As of the date of this Annual Report, WSLR has focused its business operations in the alternative energy/fuel cell sector. Management of the Company believes that its relationship with Anuvu Incorporated ("Anuvu") will allow WSLR to concentrate its business operations in the area of sales, marketing, installation, and service of renewable energy sources and other clean power technologies. The potential acquisition of interests in certain fuel cell technologies developed by Anuvu is part of WSLR's strategy to assemble the right combination of management, experience, technology and facilities necessary to bring fuel cells to mass production and marketing. Management of WSLR believes that the carbon-X design and technology is ready for mass production and incorporates key features that make it ready for integration into real-world fuel cell powered products. Management further believes that unlike other competing fuel cells, the carbon-X fuel cell can be manufactured using industry standard manufacturing technologies without the need to build custom manufacturing lines.

     Anuvu Incorporated

     Anuvu has developed and owns certain fuel cell technology including, but not limited to, the mass-produceable Carbon-X fuel cell technology and polymer formula technology, which is used in manufacturing the fuel cell (collectively, the "Fuel Cell Technology").

          H2Era, Inc.

     Stock Exchange Agreement. WSLR and Norman Alvis, Sr. ("Alvis") entered into a stock exchange agreement dated November 16, 2001 (the "Stock Exchange Agreement") relating to the acquisition of H2Era, Inc., a California corporation ("H2Era"). Pursuant to the terms of the Stock Exchange Agreement, (i) Alvis, as the sole shareholder of H2Era, sold to WSLR all of the issued and outstanding shares of H2Era; (ii) WSLR issued 450,000 shares of its restricted common stock and transferred 50,000 shares of free trading common stock to Alvis; and (iii) WSLR issued 165,000 shares of its restricted common stock and paid $16,000 to a third-party to settle such third-party's interests in previous agreements with Anuvu. See "PART II. Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

     Litigation. As of the date of this Annual Report, Alvis has advised WSLR that he wishes to rescind the Share Exchange Agreement due to an alleged non-timely delivery by WSLR of the 50,000 free-trading shares of common stock, and has attempted to return to WSLR the 450,000 shares of restricted common stock issued to him. As of the date of this Annual Report, WSLR has not accepted the purported rescission and termination of the Share Exchange Agreement by Alvis.

     On February 2, 2002, Richard M. Glovin, d/b/a Law Offices of Richard M. Glovin ("Glovin"), filed a complaint for interpleader and injunctive relief against Alvis and WSLR as defendants (the "Complaint"). The Complaint generally provides that (i) Glovin holds the corporate documents for H2Era and WSLR's stock certificate for 50,000 shares; (ii) Glovin refuses to deliver the corporate documents for H2Era and the stock certificate to either defendant; and
(iii) Alvis and WSLR be ordered to interplead and litigate their respective rights to the corporate records of H2Era and the stock certificate. See "PART I.
Item 3. Legal Proceedings."

     As of the date of this Annual Report, WSLR does not consider H2Era as a subsidiary. WSLR's financial statements as of March 31, 2002 and as of December 31, 2001 have not been consolidated. WSLR has, however, recorded the costs incurred by WSLR regarding the acquisition of H2Era as "advances" on its balance sheet pending the outcome of the legal proceedings. See "PART II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation".

     Prior Agreements. Anuvu and Cell Power, Inc., a New Hampshire corporation ("Cell Power") had previously entered into a series of agreements pertaining to the Fuel Cell Technology. Certain differences and disputes had arisen between Anuvu and Cell Power concerning the rights and responsibilities under the various agreements among Alvis, Anuvu, Cell Power and certain other individuals (the "Disputes"). In accordance with the provisions of the Stock Exchange Agreement, WSLR, Anuvu, Cell Power, H2Era, Plugless Power Corp., a New Hampshire corporation ("PPC"), Alvis and certain other individuals entered into a settlement agreement and mutual general release dated November 16, 2001 (the "Settlement Agreement"), in which it was agreed that all claims pertaining to the Disputes would be settled and released and that all prior agreements between Anuvu and Cell Power be terminated and extinguished.

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

     Assignment Agreement. On November 15, 2001, WSLR and 618039 BC entered into an assignment and assumption agreement (the "Assignment and Assumption Agreement"), pursuant to which 618039 BC assigned to WSLR all of its rights, title and interests in the Letter of Intent.

     Amendment to Letter of Intent. On approximately December 7, 2001, WSLR, as the assignee of 618039 BC, and Anuvu entered into an amendment to the Letter of Intent (the "Amended Letter of Intent"). The Amended Letter of Intent (i) acknowledged that 618039 BC paid to Anuvu $200,000, which was due October 2001;
(ii) acknowledged that 618039 BC paid to Anuvu a partial payment of $49,000 on the required $200,000 payment, which was due November 2001; (iii) amended the Letter of Intent to require WSLR to make payments to Anuvu as follows: (a) $110,000 on December 7, 2001, (b) $41,000 as the final payment for the required November 2001 payment on or before December 13, 2001, (c) thereafter, to continue to make the monthly payments as specified in the Letter of Intent. The Amended Letter of Intent further provided that upon receipt of the $110,000 payment, Anuvu will (i) forward to WSLR copies of the draft patent applications on the Fuel Cell Technology; (ii) begin work on a technical manual for construction of the carbon-X fuel cell; and (iii) begin work on the one-kilowatt fuel cells for testing and demonstrations.

     Proposed Contract with Anuvu

     As of the date of this Annual Report, WSLR and Anuvu have entered into a memorandum of understanding (the "Memorandum"), pursuant to which Anuvu assigned a 50% co-ownership interest in the two pending patents protecting Anuvu's carbon X fuel cell technology. WSLR and Anuvu intend to enter into a definitive patent joint ownership agreement, which will memorialize the terms of the Memorandum and further terms and conditions of the intended transaction between WSLR and Anuvu (the "Patent Joint Ownership Agreement"). Pursuant to the proposed Patent Joint Ownership Agreement, the parties will agree that the Patent Joint Ownership Agreement will replace and cause to be null and void all previous agreements (with the exception of any non-disclosure provisions which will remain in effect), and all obligations and rights will be replaced and restated in their entirety in accordance with the terms and provisions of the Patent Joint Ownership Agreement.

     Management of WSLR anticipates that the Patent Joint Ownership Agreement will acknowledge that (i) Anuvu has filed with the United States Patent and Trademark Office a patent entitled "Water-Soluble Electrically Conductive and Electrically Insulative Polymer Compositions and Applications Thereof" covering the polyelectric technology (the "Patent"); (ii) WSLR has filed with the United States Patent and Trademark Office a provisional patent entitled "Electrochemical Fuel Cell Comprised of Series of Conductive Compression Gaskets and Method Manufacture" covering the gasket separator technology (the "Provisional Patent"); and (iii) WSLR and Anuvu will subsequently convert the provisional filing through the filing of a patent entitled "Conductive Compression Gaskets Patent") for the conductive compression gaskets technology (collectively, the "Co-Owned Patents").

     Management of WSLR anticipates that under the Patent Joint Ownership Agreement, Anuvu and WSLR will agree to enter into an assignment agreement pursuant to which Anuvu will assign to WSLR joint ownership rights in the Patent and Provisional Patent solely with respect to fuel cell applications (meaning the assembly, manufacturing, development and sale of fuel cell stacks inforporating the carbon-x fuel cell technology, polyelectric polymer formula, and other technology and manufacturing processes disclosed in the Co-Owned Patents. In the event the Conductive Compression Gaskets Patent is denied and not issued, it is anticipated that Anuvu will agree to amend the assignment agreement to assign to WSLR co-ownership rights in the Patent for all applications, including non-fuel cell applications.

     As consideration for the assignment of the Co-Owned Patents, the Patent Joint Ownership Agreement will provide that WSLR will (i) have paid to Anuvu a total of $600,000 which shall be applied to the purchase price for the assignment; (ii) issue to Anuvu 750,000 shares of its restricted common stock; and (iii) pay to Anuvu a one percent (1%) royalty on the gross revenues of WSLR and on the gross revenues of any permitted assignee of WSLR's patent rights related to the sale, license, leasing or other commercialization of all or any portion of the technology covered by the Co-Owned Patents, fuel cells or other products utilizing any fuel cell application or the technology covered under any of the Co-Owned Patents.

     Management of WSLR anticipates that pursuant to further terms of the Patent Joint Ownership Agreement, (i) WSLR will be liable for fifty percent (50%) of all costs and fees for prosecution of the Co-Owned Patents; (ii) Anuvu will pay the remaining fifty percent (50%) of the Patent fees; (iii) Anuvu will train up to two WSLR technicians for five continuous business days at no additional charge; (iv) Anuvu will provide to WSLR additional training as needed at established fees; and (v) Anuvu will write a design and manufacturing manual describing the design of the first and second generation carbon-x fuel cell, how to hand fabricate a carbon-x fuel cell and how to mass produce the carbon-x fuel cell.

     As of the date of this Annual Report, the Patent Joint Ownership Agreement has not been executed nor have any of the provisions contained therein been consummated.

     Viable International Technology Associates-Sun, Inc.

     On approximately May 30, 2002, WSLR and Viable International Technology Associates-Sun, Inc. ("VITA-Sun") entered into a co-development agreement which generally provides for the exploration and development of products suitable for fuel cell integration in the residential, commercial, single-family homes, apartment complexes, hotels, schools and manufacturing facilities.

     Management of WSLR believes that VITA-Sun is currently in the process of manufacturing and patenting a photovoltaic solar powered "energy management smart system", which may establish the future standard of renewable energy communities. Management of WSLR further believes that VITA-Sun will have pilot projects involving a 1,300 unit subdivision to be built in Las Cruces, New Mexico, and that the pilot projects will integrate WSLR's fuel cells and technology with VITA-Sun's patented technology. Management of WSLR believes that integration of these technologies could result in a closed looped day/night renewable energy producing system.

     American Energy Power Systems, Inc.

     American Energy Power Systems, Inc., a corporation organized under the laws of Nevada ("AEPS") is involved in the development, marketing, installation and servicing of renewable energy sources and other clean power electrolysis.

     On September 15, 2001, effective October 2, 2001, WSLR, AEPS, and the shareholders of AEPS entered into a stock purchase agreement (the "AEPS Agreement"), pursuant to which WSLR acquired AEPS as a wholly-owned subsidiary. Pursuant to the provisions of the AEPS Agreement, WSLR (i) acquired from the shareholders of AEPS an aggregate 1,046,036 shares of common stock of AEPS, which was all of the issued and outstanding shares of AEPS; (ii) issued to the shareholders of AEPS an aggregate of 1,248,000 shares of WSLR's restricted common stock; (iii) would reserve for issuance under certain stock option plans, subject to shareholder approval, at least an aggregate of 15% of WSLR's shares of common stock; and (iv) would use its best efforts to raise a minimum of $.5 million dollars in equity financing by December 27, 2001 to finance the operations of AEPS. The AEPS Agreement further provided that if WSLR was unable to raise the equity financing, WSLR and the shareholders of AEPS would return their respective shares of common stock, declare the AEPS Agreement null and void, and WSLR would pay AEPS $25,000 as reimbursement for legal costs.

     WSLR was not successful in its attempts to raise the equity capital and financing for the business operations of AEPS. As of the date of this Annual Report, WSLR deems the AEPS Agreement to be rescinded and null and void, and has paid to AEPS the $25,000. In accordance with the provisions of the AEPS Agreement, WSLR has returned to AEPS the 1,046,036 shares of common stock of AEPS and has requested that the former shareholders of AEPS return their respective stock certificate(s) to WSLR for cancellation. As of the date of this Annual Report, the former shareholders of AEPS have refused to return to WSLR the aggregate 1,248,000 shares of WSLr's common stock and have threatened legal action against WSLR for alleged breach of the AEPS Agreement. See "PART I. Item
3. Legal Proceedings".

     As of the date of this Annual Report, WSLR does not consider AEPS as a subsidiary. WSLR's financial statements as of March 31, 2002 and as of December 31, 2001 have not been consolidated. WSLR has recorded a loss of $449,200 incurred by WSLR on its investment in AEPS on its Statements of Operations. See "PART II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation".

     In accordance with the terms and provisions of the AEPS Agreement, AEPS, as the then wholly-owned subsidiary of WSLR, and certain individuals entered into executive employment agreements dated September 28, 2001 (the "Employment Agreements"). The Employment Agreements were for an initial two-year term and automatically renewable for subsequent one-year terms. Simultaneous with the rescission of the AEPS Agreement, WSLR rescinded the Employment Agreements. As of the date of this Annual Report, management of WSLR believes that the Employment Agreements are null and void and that WSLR has no further obligations or duties.

Future Business Operational Focus

     As of the date of this Annual Report, management of WSLR is currently undertaking and will continue to undertake research relating to prospective new business endeavors within the fuel cell industry. Management of WSLR will continue its attempts to establish strategic relationships, co-development agreements and development contracts with reputable companies whose products are suitable for fuel cell integration.

ITEM 2. DESCRIPTION OF PROPERTIES

     Except as described above, WSLR does not own any other real estate or other properties. WSLR leases office space and its offices are located at 12740 Vigilante Road, Lakeside, California 92040.

ITEM 3. LEGAL PROCEEDINGS

H2Era

     Alvis has advised WSLR that he wishes to rescind the Share Exchange Agreement due to an alleged non-timely delivery by WSLR of the 50,000 free-trading shares of common stock, and has attempted to return to WSLR the 450,000 shares of restricted common stock issued to him. As of the date of this Annual Report, WSLR has not accepted the purported rescission and termination of the Share Exchange Agreement by Alvis.

     Therefore, on February 2, 2002, Richard M. Glovin, d/b/a Law Offices of Richard M. Glovin ("Glovin"), filed a complaint for interpleader and injunctive relief against Alvis and WSLR as defendants (the "Complaint"). The Complaint generally provides that (i) Glovin created H2Era for Alvis to transfer certain licenses and other agreements into H2Era, which would subsequently be transferred by H2Era to a publicly traded company; (ii) Alvis and WSLR agreed to transfer all of Alvis' interest in H2Era to WSLR in exchange for the issuance of 450,000 shares of WSLR's restricted common stock and transfer of 50,000 shares of free trading stock to Alvis; (iii) Alvis deemed the agreements between himself and WSLR void because WSLR had breached the agreements by failing to deliver the 50,000 shares of free-trading common stock; (iv) Glovin subsequently received a stock certificate from WSLR in the amount of 50,000 shares; (v) WSLR claims it has fully performed all conditions, covenants and promises under the agreements and demanded that Glovin turn over to WSLR all documents and records related to H2Era; (vi) Alvis terminated Glovin's services and demanded immediate surrender of all documents and records related to H2Era; (vii) Glovin holds the corporate documents for H2Era and WSLR's stock certificate for 50,000 shares and refuses to deliver the corporate documents for H2Era and the stock certificate to either defendant; and (vii) Alvis and WSLR be ordered to interplead and litigate their respective rights to the corporate records of H2Era and the stock certificate.

     As of the date of this Annual Report, management intends to aggressively pursue all such legal actions and review further legal remedies against Alvis.

AEPS

     WSLR was not successful in its attempts to raise the equity capital and financing for the business operations of AEPS pursuant to the terms of the AEPS Agreement. WSLR, therefore, deems the AEPS Agreement to be rescinded and null and void. In accordance with the provisions of the AEPS Agreement, WSLR has returned to AEPS the 1,046,036 shares of common stock of AEPS and has requested that the former shareholders of AEPS return their respective stock certificate(s) to WSLR for cancellation. As of the date of this Annual Report, the former shareholders of AEPS have refused to return to WSLR the aggregate 1,248,000 shares of WSLR's common stock and have threatened legal action against WSLR for alleged breach of the AEPS Agreement.

     As of the date of this Annual Report, WSLR denies any liability regarding this alleged breach of the AEPS Agreement and further denies any liability regarding the Employment Agreements. The eventual outcome of this litigation is presently not determinable. Management intends to aggressively pursue all such legal actions and review further legal remedies against AEPS and the former shareholders of AEPS, including legal action for the return of WSLR's shares of common stock currently held by the former AEPS shareholders.

     With exception of the above disclosure, management is not aware of any legal proceedings contemplated by any governmental authority or other party involving WSLR or its properties. No director, officer or affiliate of WSLR is
(i) a party adverse to WSLR in any legal proceedings, or (ii) has an adverse interest to WSLR in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against WSLR or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders of WSLR for their approval during fiscal year ended March 31, 2002.


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

                                 FISCALS YEAR ENDED
                     ---------------------------------------------
                          MARCH 31, 2002 and MARCH 31, 2001
                     ---------------------------------------------
                     HIGH BID    LOW BID       HIGH BID    LOW BID
                       March 31, 2002            March 31, 2001
                     ---------------------------------------------

First Quarter*        $0.90      $0.45          $ ---       $ ---
Second Quarter        $0.01      $0.45          $ ---       $ ---
Third Quarter         $0.80      $0.35          $ ---       $ ---
Fourth Quarter        $0.68      $0.16          $2.00       $0.40

*Represents first quarter ended as of June 30, 2001 and June 30, 2000, second quarter ended as of September 30, 2001 and September 30, 2000, third quarter ended as of December 31, 2001 and December 31, 2000, and fourth quarter ended as of March 31, 2002 and March 31, 2001.

HOLDERS

     As of June 26, 2002, WSLR had approximately 64 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the board of directors of WSLR on its common stock. WSLR's losses do not currently indicate the ability to pay any cash dividends, and WSLR does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONA DN RESULTS OF OPERATION

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

RESULTS OF OPERATION

For Fiscal Year Ended March 31, 2002 compared with Fiscal Year Ended March 31, 2001

     WSLR's net losses for fiscal year ended March 31, 2002 were approximately $1,324,285 compared to a net loss of approximately $8,400 for fiscal year ended March 31, 2001 (an increase of approximately $1,315,885). During both fiscal years ended March 31, 2002 and 2001, respectively, WSLR recorded no income.

     During fiscal year ended March 31, 2002, operating expenses increased by $1,315,885 from $8,400 incurred during fiscal year ended March 31, 2001 to $1,324,285 incurred during fiscal year ended March 31, 2002. Of the $1,324,285 incurred as operating expenses during fiscal year ended March 31, 2002, approximately $172,828 was incurred as consulting fees, $499,200 was incurred as a loss on the investment in AEPS, $449,600 was incurred as a loss on the write-off of advances on the acquisition of H2-Era, $84,091 was incurred as general and administrative expenses, and $52,870 was incurred as professional fees. During fiscal year ended March 31, 2001, general and administrative expenses comprised all of WSLR's operating expenses of $8,400. General and administrative expenses generally include corporate overhead and administrative salaries.

     As discussed above, the increase in net loss during fiscal year ended March 31, 2002 as compared to fiscal year ended March 31, 2001 is attributable primarily to the recording of the $499,200 loss relating to the investment in AEPS, the $449,600 loss relating to the write-off of advances on the acquisition of H2-Er, and the incurrence of $172,828 in consulting fees relating to the acquisition of interests in certain fuel cell technologies developed by Anuvu. WSLR's net losses during fiscal year ended March 31, 2002 were approximately ($1,324,285) or ($0.20) per common share compared to net losses during fiscal year ended March 31, 2001 of approximately ($8,400) or ($0.00) per common share. The weighted average number of common shares outstanding were 6,762,879 for fiscal year ended March 31, 2002 as compared to 8,874,000 for fiscal year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For Fiscal Years Ended March 31, 2001 and 2000

     WSLR's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should WSLR be unable to continue in operations.

     As of the date of this Annual Report, there is substantial doubt regarding WSLR's ability to continue as a going concern as WSLR has not generated sufficient cash flow to fund its business operations. WSLR's future success and viability, therefore, are dependent upon WSLR's ability to acquire and successfully develop and manage its business operations related to the fuel cell technologies developed by Anuvu, and to continue to generate capital financing. Management is optimistic that WSLR will be successful in its business operations; however, there can be no assurance that WSLR will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon WSLR's business operations and its shareholders.

     From the date of this Annual Report, management believes that WSLR can satisfy its cash requirements for approximately the next six months based on its ability to obtain advances from certain investors and related investors, if necessary.

     As of March 31, 2002, WSLR's total assets were $609,835 compared to total assets of $-0- as of fiscal year ended March 31, 2001. As of March 31, 2002, WSLR's total liabilities were $1,041,320 compared to total liabilities of $-0-as of fiscal year ended March 31, 2001.

     The increase in total assets from March 31, 2001 was due primarily to the recording of $600,000 as fuel cell technology rights. The increase in liabilities from March 31, 2001 was due primarily to an increase in (i) loans payable in the amount of $628,185 relating to funds advanced to WSLR from certain shareholders to provide working capital; (ii) $242,439 in accounts payable and accrued liabilities; and (iii) $165,000 as a liability relating to the authorization of the issuance of shares of common stock.

     Stockholders' deficit was ($431,485) for fiscal year ended March 31, 2002.

     For fiscal year ended March 31, 2002, the net cash used in operating activities was ($127,350) compared to net cash used for operating activities of ($8,400 for fiscal year ended March 31, 2001 (an increase of $118,950). As discussed above, the increase was primarily comprised of (i) a net loss of $1,324,285 for fiscal year ended March 31, 2002 compared to a net loss of $8,400 for fiscal year ended March 31, 2001 (an increase of $1,315,885), (ii) $499,200 in loss incurred on the investment in AEPS for fiscal year ended March 31, 2002 compared to no such loss recorded for fiscal year ended March 31, 2001, and
(iii) $449,600 in loss incurred as a write-off on the investment in H2-Era for fiscal year ended March 31, 2002 compared to no such loss recorded for fiscal year ended March 31, 2001.

     WSLR increased its net cash from financing activities for fiscal year ended March 31, 2002 to $753,185 compared to $-0- for fiscal year ended March 31, 2001. The major component primarily consisted of proceeds of $628,185 from loans payable for fiscal year ended March 31, 2002.

     WSLR increased its net cash used in investing activities for fiscal year ended March 31, 2002 to $616,000 compared to $-0- for fiscal year ended March 31, 2001.

MATERIAL COMMITMENTS

     In connection with the developmental expenses and other overhead costs incurred during fiscal year ended March 31, 2002, WSLR has borrowed funds and entered into various contractual arrangements representing certain of the following material commitments.

Anuvu Incorporated

     On approximately December 7, 2001, WSLR, as the assignee of 618039 BC, and Anuvu entered into an Amended Letter of Intent which requires WSLR to make payments to Anuvu as follows: (i) $110,000 on December 7, 2001; (ii) $41,000 as the final payment for the required November 2001 payment on or before December 13, 2001; and (iii) thereafter, to continue to make the monthly payments as specified in the Letter of Intent.

     As of the date of this Annual Report, WSLR has paid an aggregate of $600,000 to Anuvu, however, the Patent Joint Ownership Agreement has not been executed nor have any of the provisions contained therein been consummated. Therefore, the Letter of Intent, the License Agreement, the Settlement Agreement and the Royalty Agreement are valid and continue to remain in full force and effect.

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

Audit Fees

     During fiscal year ended March 31, 2002, WSLR incurred approximately $24,600 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of WSLR's financial statements for fiscal year ended December 31, 2002 and for the review of WSLR's financial statements for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001.

Financial Information Systems Design and Implementation Fees

     During fiscal year ended March 31, 2002, WSLR did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing WSLR's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

     During fiscal year ended March 31, 2002, WSLR did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-relates services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

     Independent Auditor's Report dated May 31, 2002.
     Balance Sheet for fiscal years ended March 31, 2002 and March 31, 2001. Statements of Operations for fiscal years ended March 31, 2002 and March
      31, 2001, and from inception (May 31, 1994) to March 31, 2002. Statements of Cash Flows for fiscal years ended March 31, 2002 and March
      31, 2001, and from inception (May 31, 1994) to March 31, 2002. Statements of Stockholders' Equity for the period from March 31, 1997 to
      March 31, 2002.
     Notes to Financial Statements for March 31, 2002.

             LABONTE & CO.                        1205 - 1095 West Pender Street
----------------------------------------          Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S          V6E 2M6
----------------------------------------          Telephone       (604) 682-2778
                                                  Facsimile       (604) 689-2778
                                                  Email        rjl@labonteco.com




                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Whistler, Inc.

We have audited the balance sheets of Whistler, Inc. (a development stage company) as at March 31, 2002 and 2001 and the statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.



                                                 /s/ LABONTE & CO.
                                                 -----------------
                                                 LABONTE & CO.
                                                 CHARTERED ACCOUNTANTS

Vancouver, B.C.
May 31, 2002




COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated May 31, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.




                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
May 31, 2002



                                            WHISTLER, INC.

                                     (A Development Stage Company)

                                            BALANCE SHEETS


                                                                        March 31, 2002    March 31, 2001
                                                                        --------------    --------------
                                                ASSETS
CURRENT ASSETS
   Cash                                                                  $     9,835       $      --

FUEL CELL TECHNOLOGY RIGHTS (Note 3)                                         600,000              --
                                                                         -----------       -----------

                                                                         $   609,835       $      --
                                                                         ===========       ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $   242,439       $      --
   Accrued interest payable (Note 6)                                           5,696              --
   Liability to issue shares (Note 7)                                        165,000              --
   Loans payable (Note 6)                                                    628,185              --
                                                                         -----------       -----------

                                                                           1,041,320              --
                                                                         -----------       -----------


CONTINGENCIES (Notes 1, 4 and 5)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)
   Common stock, $.001 par value, 20,000,000 shares authorized
      6,147,000 shares issued and outstanding (2001 - 8,874,000 shares)        6,147             8,874
   Additional paid-in capital                                                904,053             8,526
   Deficit accumulated during the development stage                       (1,341,685)          (17,400)
                                                                         -----------       -----------

                                                                            (431,485)             --
                                                                         -----------       -----------

                                                                         $   609,835       $      --
                                                                         ===========       ===========


               The accompanying notes are an integral part of these financial statements



                                                  WHISTLER, INC.

                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS



                                                                     Year ended        Year ended       May 31, 1994
                                                                       March 31,         March 31,     (inception) to
                                                                           2002              2001      March 31, 2002
                                                                    -----------       -----------      --------------


EXPENSES
  Consulting fees                                                   $   172,828       $      --         $   172,828
  General and administrative                                             84,091             8,400           101,491
  Interest expense                                                        5,696              --               6,969
  Management fees                                                        60,000              --              60,000
  Professional fees                                                      52,870              --              52,870
  Loss on write-off of advances on acquisition of H2-ERA (Note 4)       449,600              --             449,600
  Loss on write-off of investment in AEPS (Note 5)                      499,200              --             499,200
                                                                    -----------       -----------       -----------

NET LOSS FOR THE PERIOD                                             $(1,324,285)      $    (8,400)      $(1,341,685)
                                                                    ===========       ===========       ===========




BASIC NET LOSS PER SHARE                                            $     (0.20)      $     (0.00)
                                                                    ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            6,762,879         8,874,000
                                                                    ===========       ===========





                     The accompanying notes are an integral part of these financial statements



                                                    WHISTLER, INC.

                                             (A Development Stage Company)

                                           STATEMENT OF STOCKHOLDERS' EQUITY

                                 FOR THE PERIOD FROM MARCH 31, 1997 TO MARCH 31, 2002

                                                                                             Deficit
                                                                                           accumulated
                                                                          Additional       during the
                                          Number of                         Paid In        development
                                           shares           Amount          Capital           stage            Total
                                        -----------      -----------      -----------      -----------      -----------

Balance, March 31, 1997                       2,000      $      --        $       200      $      (200)     $      --

Issuance of $.00001 par value common
stock for license agreement at $.10
per share - August 25, 1997                  88,000                1            8,799             --              8,800

Issuance of $.00001 par value common
stock for cash at $.10 per share -
January 31, 1998                             84,000                1            8,399             --              8,400

Net loss for the year ended
March 31, 1998                                 --               --               --             (8,800)          (8,800)
                                        -----------      -----------      -----------      -----------      -----------

Balance, March 31, 1998                     174,000                2           17,398           (9,000)           8,400

Net loss for the year ended
March 31, 1999                                 --               --               --               --               --
                                        -----------      -----------      -----------      -----------      -----------

Balance, March 31, 1999                     174,000                2           17,398           (9,000)           8,400

Change in par value from $.00001
to $.001 - October 28, 1999                    --                172             (172)            --               --

Forward stock split, 51 for 1 -
February 1, 2000                          8,700,000            8,700           (8,700)            --               --

Net loss for the year ended
March 31, 2000                                 --               --               --               --               --
                                        -----------      -----------      -----------      -----------      -----------

Balance, March 31, 2000                   8,874,000            8,874            8,526           (9,000)           8,400

Net loss for the year ended
March 31, 2001                                 --               --               --             (8,400)          (8,400)
                                        -----------      -----------      -----------      -----------      -----------

Balance, March 31, 2001                   8,874,000            8,874            8,526          (17,400)            --

Cancellation of shares -
August 9, 2001                           (4,590,000)          (4,590)           4,590             --               --

Issuance of shares on acquisition
of AEPS - October 10, 2001                1,248,000            1,248          497,952             --            499,200

Issuance of shares on acquisition
of H2-ERA - November 14, 2001               615,000              615          392,985             --            393,600


Net loss for the year ended
March 31, 2002                                 --               --               --         (1,324,285)      (1,324,285)
                                        -----------      -----------      -----------      -----------      -----------

Balance, March 31, 2002                   6,147,000            6,147          904,053      $(1,341,685)     $  (431,485)
                                        ===========      ===========      ===========      ===========      ===========


                       The accompanying notes are an integral part of these financial statements


                                                    WHISTLER, INC.

                                             (A Development Stage Company)

                                               STATEMENTS OF CASH FLOWS

                                                                                                               May 31, 1994
                                                                              Year ended       Year ended     (inception) to
                                                                            March 31, 2002   March 31, 2001   March 31, 2002
                                                                            --------------   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $(1,324,285)     $    (8,400)     $(1,341,685)
  Adjustments to reconcile net loss to net cash from operating activities:
  - loss on write-off of investment in H2-ERA                                    449,600             --            449,600
  - loss on write-off of investment in AEPS                                      499,200             --            499,200
  - accrued interest                                                               5,696             --              5,696
  - non-cash expenses                                                               --               --              8,800
                                                                             -----------      -----------      -----------

                                                                                (369,789)          (8,400)        (378,389)
  - net changes in working capital items                                         242,439             --            242,439
                                                                             -----------      -----------      -----------

CASH USED IN OPERATING ACTIVITIES                                               (127,350)          (8,400)        (135,950)
                                                                             -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable                                                                  628,185             --            628,185
  Net proceeds from stock subscriptions                                          125,000             --            125,000
  Net proceeds on sale of common stock                                              --               --              8,600
                                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                             753,185             --            761,785
                                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of technology rights                                              (600,000)            --           (600,000)
  Advance on acquisition of H2-Era                                               (16,000)            --            (16,000)
                                                                             -----------      -----------      -----------

CASH USED IN INVESTING ACTIVITIES                                               (616,000)            --           (616,000)
                                                                             -----------      -----------      -----------

INCREASE (DECREASE) IN CASH                                                        9,835           (8,400)           9,835

CASH, BEGINNING OF PERIOD                                                           --              8,400             --
                                                                             -----------      -----------      -----------

CASH, END OF PERIOD                                                          $     9,835      $      --        $     9,835
                                                                             ===========      ===========      ===========



NON-CASH TRANSACTIONS:

During the year ended March 31, 2002, the Company issued 615,000 shares of common stock at $0.64 per share for $393,600 as an advance on the acquisition of H2-ERA.

During the year ended March 31, 2002, the Company issued 1,248,000 shares of common stock at $0.40 per share for $499,200 towards the acquisition of American Energy Power Systems, Inc.


                       The accompanying notes are an integral part of these financial statements

                                                         F-5

                                 WHISTLER, INC.

                         (An Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The company was incorporated in the State of Delaware on May 31, 1994. The Company to date has been in the development stage and has not yet commenced business operations. The Company has an accumulated deficit of $1,341,685 since inception and at March 31, 2002 and has a working capital deficiency of $1,031,485. During the current year the Company entered into a series of agreements to acquire interests in certain fuel cell technologies developed by Anuvu, Inc. The Company needs to raise additional funds to fund ongoing development of these fuel cell technologies and to provide working capital. To date the Company has not raised the necessary capital and there can be no assurance that the Company will be successful in this regard.

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

Technology Rights
The Company had capitalized the acquisition costs of its interest in fuel cell technology. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually by measuring the carrying amount against the estimated undiscounted future cash flows associated with them.

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

                                 WHISTLER, INC.

                         (An Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2002 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


NOTE 3 - FUEL CELL TECHNOLOGY RIGHTS
--------------------------------------------------------------------------------

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

On April 4, 2002 the Company and Anuvu entered into a binding Memorandum of Understanding ("MOU") whereby Anuvu assigned a 50% co-ownership interest in two pending Anuvu patents protecting Anuvu's CarbonX fuel cell technology. The Company had paid $600,000 and has agreed to issue 750,000 restricted shares of common stock in consideration for the assignment of its interest. The MOU replaces and causes to be null and void all previous agreements between the parties. The MOU contemplates that the parties will enter into a formal agreement and related documentation. To date a formal agreement has not been executed and the Company has not issued the 750,000 shares.


NOTE 4 - ADVANCES ON ACQUISITION OF H2-ERA INC. (con't)
--------------------------------------------------------------------------------

By an agreement dated November 16, 2001 the Company agreed to acquire 100% of the issued and outstanding shares of H2-Era from Norman Alvis, Sr. in consideration for the issuance of 450,000 restricted shares and the transfer of 50,000 free-trading shares from a shareholder valued at $288,000 and $40,000, respectively. The 50,000 shares were transferred in January 2002. The Company also issued 165,000 restricted shares valued at $105,600 and paid cash of $16,000 to settle a third party's interest in previous agreements with Anuvu, Inc. H2-Era concurrently entered into a license agreement with Anuvu, Inc. to acquire the worldwide rights to manufacture, use, distribute and commercialise Anuvu's fuel cell technology through its own modification, changes and enhancements subject to a 2% royalty on gross sales of fuel cells.

                                 WHISTLER, INC.

                         (An Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


NOTE 4 - ADVANCES ON ACQUISITION OF H2-ERA INC.
--------------------------------------------------------------------------------

Subsequent to closing the acquisition, Mr. Alvis advised the Company that he wished to rescind the share exchange agreement due to the alleged non-timely delivery of the 50,000 free-trading shares and attempted to return the 450,000 restricted shares. The Company has not accepted the purported rescission and termination of the agreement by Mr. Alvis. This matter is now subject to an interpleader lawsuit filed by the Company's California legal counsel ordering the parties to litigate their respective rights to the corporate records of H2-Era and the 50,000 free-trading shares of the Company. The outcome of this legal proceeding and the resolution of the uncertainties regarding the acquisition are presently not determinable. Accordingly, H2-Era is not considered a subsidiary of the Company and due to the uncertainty of recovery the Company has written off the costs of acquisition resulting in a loss of $449,600.


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

The Company has advised the former shareholders of AEPS that the agreement has been rescinded and has requested the return of the 1,248,000 shares issued. The former shareholders of AEPS have refused to return these shares and have threatened legal action against the Company for breach of the Stock Purchase Agreement. The Company has denied any liability regarding this alleged breach of the agreement, however, the eventual outcome of this threatened litigation is presently not determinable. The Company has been advised that the operations of AEPS have been shut down. Management does not consider AEPS to be a subsidiary, and due to the uncertainty of recovery the Company has recorded a full impairment provision for its investment in AEPS resulting in a loss of $499,200.


NOTE 6 - LOAN PAYABLE
--------------------------------------------------------------------------------

During the third quarter the Company raised $628,185 by way of loans from certain shareholders involved in the management of the Company to finance acquisitions and to provide working capital as follows:

     Tarmac Management Ltd                   $   253,702
     No. 50 Corporate Ventures Ltd.              150,050
     Cybergarden Inc                             207,075
     Joan Purdy                                   17,358
                                             -----------

                                             $   628,185
                                             ===========

A total of $216,000 of these loans are secured by promissory notes bearing interest at 6% per annum and the balance will bear on demand interest at the nominal commercial variable lending rate as established by the Toronto Dominion Bank of Canada. A total of $315,773 of these loans is repayable on demand and the balance is repayable on or before November 23, 2002. As at March 31, 2002, $5,696 of interest has been accrued in connection with these loans. The remaining $96,412 is non-interest bearing and has no specific terms of repayment.

                                 WHISTLER, INC.

                         (An Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


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

During the year ended March 31, 2002, the Company issued 615,000 common shares valued at $393,600 for the acquisition of H2-Era and 1,248,000 common shares valued at $499,600 for the acquisition of AEPS. Refer to Notes 4 and 5.

During the year ended March 31, 2002, the Company received $125,000 towards a private placement financing of restricted shares at a price of $.50 per share. A finance fee of $22,000 was paid in connection with this financing. No shares have been issued and the parties are currently negotiating amended terms of this private placement. The Company has also authorized the issuance of 50,000 restricted shares to reimburse a shareholder who advanced 50,000 shares valued at $40,000 relating to the H2-Era acquisition.

To March 31, 2002, the Company has not adopted a stock option plan and has not granted any stock options.


NOTE 8 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year ended March 31, 2002 consulting fees of $97,484 and management fees of $60,000 were paid to companies which are shareholders and controlled by certain individuals involved in the management of the Company. In addition, a finance fee of $22,000 was paid to a relative of such an individual.

Refer to Note 6 and 11.


NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109 for reporting purposes. As March 31, 2002, the Company had net operating loss carry forwards of approximately $376,000 which expire between the years 2008 - 2017. Due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.


NOTE 10 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

                                 WHISTLER, INC.

                         (An Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001



NOTE 11 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

On May 6, 2002 the Company entered into settlement agreements with certain creditors and issued 3,302,976 restricted shares in settlement of debt totalling $825,746. The majority of these debts were owed to shareholders, directors and management for cash advances, accrued consulting fees and reimbursable expenses.

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

     During WSLR's last fiscal year, there were no disagreements with LaBonte & Co. which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LaBonte & Co., would have caused LaBonte & Co. to make reference to the subject matter of the disagreements in connection with its reports. LaBonte & Co., as WSLR's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to WSLR's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of WSLR are as follows:

Name                         Age                   Position with WSLR
----                         ---                   ------------------

James Bunyan                 55                    Director and
                                                   President/Secretary

Douglas Robert Hickey        46                    Director and Treasurer


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

SECTION 16 OF THE EXCHANGE ACT

     Section 16(a) of the 1934 Securities Exchange Act, as amended (the "Exchange Act") requires WSLR's directors and officers, and the persons who beneficially own more than ten percent of the common stock of WSLR, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to VATL pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by WSLR and on the representations of the reporting persons, WSLR believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2002.

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

     There are no contractual relations between WSLR and its officers and directors relating to employment or other services.

SUMMARY COMPENSATION TABLE

                       Annual Compensation      Awards     Payouts
                      ---------------------   ----------   -------
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
-----------------          ------   -----   -----    ---   -------  ----  -----
                 (1)
Daniel Stonesifer   1999     0        0       0       0       0      0      0
Pres./Director      2000     0        0       0       0       0      0      0
                    2001     0        0       0       0       0      0      0
             (1)
James Whitley       1999     0        0       0       0       0      0      0
Director            2000     0        0       0       0       0      0      0
                    2001     0        0       0       0       0      0      0

James Bunyan        2001     0        0       0       0       0      0      0
                    2002     0        0       0       0       0      0      0

Douglas Hickey      2001     0        0       0       0       0      0      0
                    2002     0        0       0       0       0      0      0


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) On November 16, 2001, in accordance with the terms and provisions of the Stock Purchase Agreement, the board of directors of WSLR unanimously authorized and approved (i) the issuance to Alvis of 450,000 shares of WSLR's restricted common stock; and (ii) the issuance to an unrelated third-party of 165,000 shares of WSLR's restricted common stock. WSLR issued the shares to Alvis and the unrelated third-party in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933, as amended (the "Securities Act"). Mr. Alvis and the third-party each represented to WSLR that they acquired the shares for their own respective accounts, and not with a view to distribution, and that WSLR made available to them all material information concerning WSLR.

     (b) On October 2, 2001, in accordance with the terms and provisions of the AEPS Agreement, the board of directors of WSLR unanimously authorized and approved the issuance to the shareholders of AEPS an aggregate of 1,248,000 shares of WSLR's restricted common stock. WSLR issued the shares to the AEPS shareholders in reliance upon the exemption from registration provided by
Section 4(2) and Regulation D, Rule 506, and Regulation S of the Securities Act. The AEPS shareholders each represented to WSLR that they acquired the shares for their own respective accounts, and not with a view to distribution, and that WSLR made available to them all material information concerning WSLR.

     On approximately January 4, 2002, in accordance with the terms and provisions of the AEPS Agreement, the board of directors unanimously authorized and approved the rescission of the AEPS Agreement and the request to the shareholders of AEPS to return their respective stock certificate(s) evidencing the aggregate of 1,248,000 shares of restricted common stock to WSLR for cancellation. As of the date of this Annual Report, none of the shareholders of AEPS have returned their stock certificates to WSLR, therefore, the shares of common stock remain issued and outstanding.

     (c) On May 6, 2002, the board of directors of WSLR authorized the execution of settlement agreements with certain creditors of WSLR and the subsequent issuance of an aggregate of 3,302,976 shares of its restricted common stock relating to certain debt incurred as described below.

     During fiscal years 2001 and 2002, WSLR incurred substantial monetary obligations concerning its business operations and associated contractual relationships in the area of fuel cell technology. A portion of the this debt has been incurred by WSLR pursuant to its contractual relations with Tarmac Management Ltd. ("Tarmac"), No. 50 Corporate Ventures Ltd. ("No. 50") and Cybergarden Development Ltd. ("Cybergarden"), pursuant to which (i) Tarmac, No. 50 and Cybergarden agreed to provide certain services to WSLR on an as-needed basis including, but not limited to, consulting, financial, administrative, investor relations and fuel cell industry management; and (ii) Tarmac, No. 50 and Cybergarden provided certain advances to WSLR in order to assist the Company in financing its contractual debts and obligations. A portion of the debt has been incurred by WSLR pursuant to personal advances made by certain creditors to WSLR, which certain of the creditors are also contracted by and part of the management team of Tarmac.

     WSLR incurred a debt in the aggregate amount of $825,746.09 with certain creditors of WSLR (the "Creditor(s)"). As described above, such debt due and owing by WSLR relates to either past financial, administrative and managerial services performed by the respective Creditor pursuant to contractual agreements entered into with WSLR and/or prior advances made by the respective Creditor to WSLR. Therefore, WSLR entered into separate settlement agreements dated May 6, 2002, respectively, with each Creditor (the "Settlement Agreement(s)"), whereby each Creditor agreed to settle the debt owed to it by WSLR and accept the issuance of restricted common shares of WSLR at the rate of $0.25 per share as settlement for all amount due and outstanding to such Creditor as of the date of the Settlement Agreement.

     On May 6, 2002, the board of directors of WSLR authorized the execution of the respective Settlement Agreements and the issuance of an aggregate of 3,302,976 shares of its restricted Common Stock at the rate of $0.25 per share (which amount is based upon the average of the open and close price of $0.31 of WSLR's shares of common stock traded on the OTC Bulletin Board as of May 3, 2002 discounted by approximately 20% due to their restrictive nature) as follows:

--------------------------------------------------------------------------------
Name of Creditor          Dollar Amount    Rate per Share    Number of Shares of
                            Of Debt                          Common Stock Issued
--------------------------------------------------------------------------------

Tarmac Management Ltd.    $213,833.68          $0.25               855,335

No. 50 Corporate          $150,050.00          $0.25               600,200
 Ventures Ltd.

Cybergarden               $110,574.69          $0.25               442,299
 Development Ltd.

Kent Couillard            $ 50,000.00          $0.25               100,000

Douglas Hickey            $  7,500.00          $0.25                30,000

Tony Perri                $ 10,000.00          $0.25                40,000

Laara Shaffer             $ 50,000.00          $0.25               200,000

Tanya VanBoeyen           $ 50,000.00          $0.25               200,000

Kevan Garner              $112,814.22          $0.25               451,257

John K. Purdy             $ 78,155.37          $0.25               312,612

Joan Purdy                $ 17,818.13          $0.25                71,273
--------------------------------------------------------------------------------

   Total                  $825,746.09                            3,302,976
--------------------------------------------------------------------------------

     On May 6, 2002, WSLR issued an aggregate of 3,302,976 of its restricted common stock to the Creditors. As a result of the issuance of 3,302,976 shares of its restricted common stock on May 6, 2002, which represents approximately 35.0% of the now currently issued and outstanding 9,449,976 shares of common stock, there was a change in control of WSLR.

     (d) On April 24, 2001, the board of directors of WSLR accepted the resignation of Mr. Daniel Stonesifer as a director and the president/secretary of WSLR and the resignation of Mr. James D. Whitley as a director and the treasurer of WSLR, both effective April 24, 2001. As of the date of the respective resignations, Messrs. Stonesifer and Whitley were each the record holder of 2,295,000 shares of common stock of WSLR, representing an aggregate 4,590,000 shares of common stock and an aggregate ownership equity interest of approximately 51.7%. On April 24, 2001, Messrs. Stonesifer and Whitley surrendered their stock certificates evidencing 2,295,000 shares of common stock, respectively, to the WSLR. Such stock certificates were cancelled by WSLR.

     The following table sets forth the name and address, as of the date of this Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by WSLR to own beneficially, more than five percent (5%) of WSLR's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature        Percent of
                   Beneficial Owner            of Class                Class
--------------------------------------------------------------------------------

Common Stock      Tarmac Management Ltd.       855,335                  9.1%
                  1255 W. Pender St.
                  Vancouver, B.C.
                  Canada V6E 2V1

Common Stock      No. 50 Corporate             600,200                  6.4%
                   Ventures Ltd.
                  1255 W. Pender St.
                  Vancouver, B.C.
                  Canada V6E 2V1

Common Stock      All officers and               -0-                      0%
                   directors as a group
                   (2 persons)
--------------------------------------------------------------------------------

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

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

Item              Date

8-K               June 21, 2002
8-K               March 15, 2002
8-K               March 15, 2002

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WHISTLER, INC.


Dated: August 6, 2002                    By: /s/ James Bunyan
                                         --------------------
                                         James Bunyan, President